Form 10-Q
period 2009-06-30
AccessKey IP, Inc.
filed 2009-08-19
CIK 1460685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

Commission File Number: 0-053664

ACCESSKEY IP, INC.
(Exact name of registrant as specified in its charter)

Nevada	41-1735422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8100 M4 Wyoming Blvd. NE	87113
(Address of principal executive offices)	(Zip Code)

(310) 734-4254
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of  Regulation S-T (§232.405 of this chapter) during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

At August 15, 2009, 365,276,388 shares of the registrant's common stock (par value $0.001 per share) were outstanding.

ACCESSKEY IP, INC. AND SUBSIDIARY

PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS FOR SIX MONTHS AND QUARTER ENDED JUNE 30, 2009

AccessKey IP, Inc. and subsidiary
Consolidated balance sheets
(unaudited)

ASSETS	December 31, 2008	June 30,
	(Restated)	2009
Current assets
Cash	$227,683	$21,377
Accounts receivable	1,010,173	283,534
Inventory	26,994	592,094
Notes receivable (net of reserve of $32,000 and $42,000) (Note 15)	10,000	-
Interest receivable (net of reserve of none and $5,685)	3,281	-
Deposits	60,000	-
Total current assets	1,338,131	897,005

TOTAL ASSETS	$1,338,131	$897,005

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$58,639	$69,022
Accrued liabilities (Note 4)	907,976	2,224,345
Accrued liabilities to Officers (Note 4)	110,000	40,000
Notes payable, net of unamortized discount of none and $373,231 (Note 11)	241,294	4,771,461
Prepaid research and development (Note 12)	916,290	-
Total current liabilities	2,234,199	7,104,828

Notes payable (Note 11)	4,595,523	-
Derivative liability	633,456	1,224,788
	5,228,979	1,224,788

Total liabilities	7,463,178	8,329,616

Stockholders' deficit
Preferred stock, Series A, par value of $0.001 per share, preferred liquidation value of $10.00 per share, 1,500,000 shares
authorized and 1,231,341 shares outstanding as of
December 31, 2008, and as of June 30, 2009
total liquidation preference of $12,313,410	1,231	1,231
Common stock, par value $0.001 per share, 400,000,000 shares authorized and 366,776,388 shares issued and outstanding
as of December 31, 2008 and 363,276,388 issued and
outstanding as of June 30, 2009	366,776	363,276
Paid-in capital	7,021,567	7,002,567
Accumulated deficit	(13,514,621)	(14,799,685)
Total stockholders' deficit	(6,125,047)	(7,432,611)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,338,131	$897,005

See notes to interim unaudited consolidated financial statements

AccessKey IP, Inc. and subsidiary
Statements of Operations
(unaudited)

	Quarter ended
	June 30,
	2008	2009
Service revenue	$-	$910,650
Product sales (net of returns of none and $433,933)	10,000	(178,925)

Total revenues	10,000	731,725

Cost of sales (net of cost of returns of none and $271,876)	557	(105,473)

Gross profit	9,443	837,198

Selling, general and administrative	204,910	254,133
Research & development costs	-	6,000
Bad debt expense	-	5,685

Total operating expenses	204,910	265,818

Operating income (loss)	(195,467)	571,380

Interest expense	(405,529)	(454,333)
Interest income	-	1,088
Debt forgiveness income	231,537	-
Income (loss) due to change in derivative liability	(81,613)	408,858

Net income (loss) before income taxes	(451,072)	526,993

Provision for income taxes	-	-

Net income (loss)	$(451,072)	$526,993

Basic net income (loss) per share	nil	nil
Fully diluted net income per share	nil	nil

Weighted average number of common shares	357,333,531	363,276,388
Fully diluted weighted average number of common shares	589,119,641	535,310,188

See notes to interim unaudited consolidated financial statements

AccessKey IP, Inc. and subsidiary
Statements of Operations
(unaudited)

	Six months ended
	June 30,
	2008	2009
Service revenue	$-	$910,650
Product sales (net of returns of none and $433,933)	10,000	(119,308)

Total revenues	10,000	791,342

Cost of sales	557	(62,351)

Gross profit	9,443	853,693

Selling, general and administrative	364,616	585,203
Research & development costs	13,625	6,000
Bad debt expense	-	15,685

Total operating expenses	378,241	606,888

Operating income (loss)	(368,798)	246,805

Interest expense	(795,571)	(1,660,622)
Interest income	-	2,601
Debt forgiveness income	308,443	-
Income due to change in derivative liability	550,564	126,152

Net income (loss) before income taxes	(305,362)	(1,285,064)

Provision for income taxes	-	(0)

Net income (loss)	$(305,362)	$(1,285,064)

Basic net income (loss) per share	nil	nil
Fully diluted net income per share	nil	nil

Weighted average number of common shares	350,732,948	363,568,055
Fully diluted weighted average number of common shares	582,519,058	535,601,855

See notes to interim unaudited consolidated financial statements

AccessKey IP, Inc. and subsidiary
Statement of Cash Flows
(unaudited)

	For the six months ended
	June 30,
	2008	2009
Cash flow from operating activities
Net income (loss)	$(315,362)	$(1,285,064)
Expenses paid with common stock	273,520	-
Change in derivative liabilities	(550,564)	(126,152)
Non-cash interest expense and financing costs	395,128	344,253
(Increase) decrease in accounts receivable	-	726,638
(Decrease) increase in bad debt allowance	-	10,000
(Decrease) increase in interest receivable reserve allowance	-	5,685
(Increase) decrease in interest receivable	-	(2,404)
(Increase) decrease in deposits	-	60,000
(Decrease) increase in accounts payable	(312,193)	10,383
(Decrease) increase in accrued expenses	24,678	1,316,369
(Decrease) increase in amounts accrued to related parties	-	(70,000)
(Decrease) increase in deferred revenue	642,245	(916,290)
(Increase) decrease in inventory	(161,300)	(565,100)
Net cash provided by (used in) operating activities	(3,848)	(491,682)

Cash flow from investing activities
Note receivable from officer	-	(10,000)
Note receivable	(32,000)	-
Payments received on note receivable from officer	-	10,000
Net cash provided by (used in) investing activities	(32,000)	-

Cash flow from financing activities
Repurchase of common stock	-	(22,500)
Proceeds from loans	750,000	840,000
Payments on loans	(645,000)	(532,124)
Net cash provided by financing activities	105,000	285,376

Net cash increase (decrease)	69,152	(206,306)

Cash at beginning of year	22,015	227,683

Cash at end of period	$91,167	$21,377

Supplemental information
Cash paid for taxes	$-	$-
Cash paid for interest expense	$-	$-

See notes to interim unaudited consolidated financial statements

ACCESSKEY IP, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

AccessKey IP, Inc., a Nevada corporation (the "Company" or “AccessKey”), is a public company trading under the symbol “AKYI” on the Pink Sheets.  AccessKey is a technology company that has developed proprietary encryption technology which has applications for the Internet Protocol Television (“IPTV”) industry.  Through its wholly-owned subsidiary, TeknoCreations, Inc., it has also developed inductive chargers for in-home play station gaming devices.

AccessKey was incorporated under the name of Tollycraft Yacht Corporation in December of 1996.  The Company changed its name to Childguard Corporation in January of 2002 and then amended its articles of incorporation to change its name to EWAN 1, Inc. on April 9, 2002.  The Company changed its name to Advanced Technetix, Inc. in September 2006 and began focusing its efforts on its existing technology.  In March 2007, the Company changed its name to AccessKey IP, Inc., a name that more accurately reflects the Company’s advanced security encryption technology.

Through its wholly-owned subsidiary, TeknoCreations, Inc., the Company has developed the InCharge inductive charger.  The InCharge system enables users of Nintendo Wii, Sony PlayStation 3 or Microsoft Xbox 360 to rapidly recharge their gaming handsets through the InCharge charging base.  The Company began sales of this product in July 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of AccessKey IP, Inc. and its subsidiary, TeknoCreations, Inc. (“Tekno”), after elimination of all intercompany accounts and transactions.

Use of estimates: The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition:  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is probable. Our InCharge units are sold FOB from our shipping point.  We recognize the revenues from these sales upon shipping them.  They do not include any maintenance or service contracts, therefore none of the revenues from these sales are deferred.  The contract with CSI Digital will be recognized as income under AICPA Statement of Position 97-2 (“SOP 97-2”).  Paragraph 12 of SOP 97-2 requires that revenue from the entire arrangement be initially deferred and recognized upon product delivery.   The Company delivered the product under this agreement in the current quarter ended June 30, 2009 and has included all previously deferred revenues as income in the current quarter.

Tekno sales have provisions for estimated product returns and allowances based on the Company’s historical experience. This reserve allowance is currently at two percent of gross sales.  After our sales returns in June 2009, we are reviewing this reserve allowance for adequacy.  However, we believe that the returns in the quarter ended June 30, 2009 were due to extraneous circumstances that should not be indicative of future returns. Tekno sales are recorded upon the shipment of product after the receipt of purchase orders.  Customers are billed at net 45 days of billing.

Cash Equivalents: For purposes of the statements of cash flows, AccessKey considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments: AccessKey’s financial instruments consist principally of cash, accounts receivable, inventories, accounts payable and borrowings. AccessKey believes the financial instruments' recorded values approximate current values because of their nature and respective durations. The fair value of embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. The fair value of convertible notes payable has been discounted to the extent that the fair value of the embedded conversion option feature exceeds the face value of the note. This discount is being amortized over the term of the convertible note.

Notes Receivable:  AccessKey has issued three notes receivable to one third party.  As of June 30, 2009 all of those notes were past due and a reserve allowance for the entire amount of $42,000 has been booked. See Note 7.

Inventories:  AccessKey carries its inventories at cost, inclusive of freight and sales taxes.

Property and Equipment: The Company currently has no property or equipment.

CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES: AccessKey accounts for convertible notes payable and warrants in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. Emerging Issue Task Force (EITF) 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument or classified in stockholders' equity.

Certain convertible notes payable issued by AccessKey were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The accounting guidance also requires that the conversion feature be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.  Several convertible notes payable were renegotiated into non-convertible notes payable in 2008 at which time the derivative liability associated with these notes was reduced to zero.

A Black-Scholes valuation calculation was applied to the conversion features of convertible debentures at issuance dates and again as of the end of each quarter. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount was amortized over the life of the debts using the effective interest method. The June 30, 2008, December 31, 2008 and June 30, 2009 valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

Similarly, certain warrants issued by AccessKey were determined to meet the criteria for liability treatment under EITF 00-19.  These warrants were initially valued using a Black-Scholes valuation calculation on the dates of issuance.  They were again valued at June 30, 2008, December 31, 2008 and June 30, 2009.  These latter valuations were used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

Stock Options:  AccessKey follows the guidance of Statement of Financial Accounting Standards (SFAS) No. 123R, "SHARE-BASED PAYMENT" for treatment of its stock options.  The Company issued stock options in November of 2008 and did not properly reserve shares to cover the exercise of the options.  As a result, the Company may not have the ability to settle with shares and must account for the options as a liability.  The options issued by AccessKey were initially valued using a Black-Scholes valuation calculation on the dates of issuance.  This amount was deducted as compensation expense.  They were again valued at December 31, 2008 and June 30, 2009.  These valuations were used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations

Common Stock:  Access Key has 400,000,000 shares of $0.001 par value common stock authorized.

Preferred Stock:  AccessKey has authorized 5,000,000 shares of preferred stock.  On June 21, 2002, the Company designated 1,500,000 of these shares as Series A Preferred Stock.  The Series A stock is entitled to common stock dividends.  The preferred stock does not have any conversion rights into common stock.  AccessKey has the right but not the obligation to redeem each share of Series A stock at a price of $10.00 per share.  In the event of voluntary or involuntary liquidation, dissolution, or winding up of the corporation, each share of Series A shall be entitled to receive from the assets of the Company $10.00 per share, which shall be paid or set apart before the payment or distribution of any assets of the corporation to the holders of the Common Stock or any other equity securities of the Company.  Holders of the preferred stock are not entitled to vote on all matters with the holders of the Common Stock.

Research and Development:  AccessKey incurred expenditures for research and development of $13,625 in the six months ended June 30, 2008 and $6,000 in the six months ended June 30, 2009.   These costs were incurred in finalizing the Company’s AccessKey IPTV technology.

Income Taxes: Income tax expense is based on pretax financial accounting income.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Net Income (Loss) Per Share: Basic net loss per share for the six months ended June 30, 2009 includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive. Potential shares consist of outstanding warrants, stock options and convertible debt.  Basic and fully-diluted net income per share has been reported for the quarter ended June 30, 2009 adjusting for the outstanding warrants, options and convertible debts that were outstanding as of this date.

Recently Issued Accounting Pronouncements:

On January 12, 2009 the FASB issued a final Staff Position ("FSP") amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether another-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.

On April 9, 2009 the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs do not have an impact on the Company at the present time.

On May 28, 2009 the FASB announced the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R).

SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years. The guidance will have to be applied for first-quarter filings.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. In the near term, the Company expects funds generated from operations to cover its operating expenses.  The Company can give no assurance that it will be capable of sustaining profitable operations.   However, the Company has incurred a substantial amount of debt, all of which is currently in default.  As of June 30, 2009, the Company is in default on total notes due and payable of $5,144,692 plus accrued interest.  The Company can give no assurance that it will be capable of paying these notes.

The Company has successfully brought its Tekcases to market and began selling them in the quarter ended June 30, 2009.  It also is actively involved in bringing its TeknoVault product to market.  It anticipates these new products increasing its revenues to alleviate its working capital deficit.  Since June 30, 2009, the Company has received new orders for its products and anticipates orders for its products to continue to be placed by customers.  Further, it is actively seeking additional capital.  The Company cannot provide any assurances that either increased revenues or new financings will occur or will raise necessary capital to support its operations over the next twelve months.

The Company incurred a loss of $1,285,064 for the six months ended June 30, 2009.  It reported a net loss of $305,362 in the six months ended June 30, 2008.  As of June 30, 2009, the Company had an accumulated deficit of $14,799,685.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at June 30, 2009 consist of:

As of June 30,
2009

Accrued interest expense	$1,320,680
Accrued judgment payable	160,995
Accrued payroll tax liabilities	734,420
Other accrued expenses	8,250

2,224,345

Accrued bonuses to officers	40,000

Total accrued expenses	$2,264,345

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109].  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2008 and June 30, 2009, respectively, the total of all deferred tax assets was approximately $59,226 and $36,630 and the total of the deferred tax liabilities was none for both periods.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

The Company did not record a provision for income tax for the quarters ended June 30, 2008 or June 30, 2009.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the quarters ended June 30, 2008 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2009.

The tax adjustments reconciling book income to tax income (prior to any net operating loss deductions) is as follows:

	Six Months ended June 30,
	2008	2009

Book income (loss)	$(305,362)	$(1,285,064)
Temporary differences:
Allowance for bad debts	-	15,685
Accrued expenses to officers	-	(70,000)
Permanent differences:
Finance costs booked as interest expense of convertible debts	395,128	344,252
(Income) loss due to change in derivative liability	(550,564)	(126,152)

Taxable income (loss) before net operating loss deduction	$(460,798)	$(1,121,279)

A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense at the company's effective rate is as follows as of June 30:

	2008	2009
Computed tax at the expected statutory rate	0.00%	0.00%

State and local income taxes, net of federal benefit	0.00%	0.00%

Other Items	0.00%	0.00%

Income tax expense	0.00%	0.00%

The components of income tax expense (benefit) from continuing operations for the six months ended June 30, 2008 and 2009 were (based on a federal tax rate of 34% and a state tax rate of 7.6%):

	Quarter ended June 30,
	2008	2009
Current income tax expense (benefit):
Federal	-	-
State	-	-
Current tax expense (benefit)	-	-

Deferred tax expense (benefit) arising from:
Net operating loss carryforwards	(2,420,328)	(3,382,144)
Allowance for bad debt	-	(19,837)
Accrued expenses to officers	-	(16,640)
Allowance for returns	-	(154)
Valuation allowance due to uncertainty of future income	2,420,328	3,418,775
Net deferred tax expense (benefit)	-	-

As of June 30, 2009, the Company has net operating loss carryforwards, approximately, of $8.4 million to reduce future federal and state taxable income.  To the extent not utilized, the carryforwards will begin to expire through 2028.  The Company's ability to utilize its net operating loss carryforwards is uncertain and thus the Company has not booked a deferred tax asset, since future profits are indeterminable.  A valuation allowance as per FAS 109 paragraph 17(e) has been established to reduce the deferred tax asset to zero.

NOTE 6 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the quarter ended June 30,
	2008	2009

Net income (loss)	$(451,072)	$526,993

Basic net income (loss) per share	nil	nil
Fully diluted net income (loss) per share	nil	nil

Weighted average number of common shares	357,333,531	363,276,388
Fully diluted weighted average number of common shares	589,119,641	535,310,188

	For the six months ended June 30,
	2008	2009

Net income (loss)	$(305,362)	$(1,285,064)

Basic net income (loss) per share	nil	nil
Fully diluted net income (loss) per share	nil	nil

Weighted average number of common shares	350,732,948	363,568,055
Fully diluted weighted average number of common shares	582,519,058	535,601,855

As the Company incurred net losses for the six months ended June 30, 2008 and 2009, it has excluded from the calculation of diluted net loss per share approximately 232 million shares and 172 million shares, respectively. These shares assume that all convertible notes could be converted at the market price as of June 30, 2008 and 2009, respectively.   Included in the fully diluted weighted average number of common shares for the quarter ended June 30, 2009 are outstanding warrants and options as well as the amount of shares that all remaining convertible notes could be converted into at the market price as of June 30, 2009.   As of June 30, 2009, the Company has two notes that are wholly or partially convertible at the option of the holder.  The remaining debt obligations of the Company are convertible at the sole option of the Company.

NOTE 7 - RELATED PARTY TRANSACTIONS

On November 30, 2008, the Company entered into a Note with The Stealth Fund, LLLP. ("The Stealth Fund").  The principal balance of the note was $1,441,613.  This note superseded two notes with total principal balances of $1,373,180 that were entered into earlier in 2008.  The Company’s Chief Executive Officer, George Stevens, is an investment advisor with The Stealth Fund.  See Note 11 for additional information about this note.  In the quarter ended June 30, 2009, the Company made a $6,000 payment on this note.

As of June 30, 2009, the Company had accrued and unpaid bonuses to its officers in the total amount of $40,000.

From April through July of 2008, the Company made three loans that totaled $42,000 to Hot Web, Inc.  During this time period, the Company’s Chief Executive Officer and Chairman, George Stevens, was also the CEO and Chairman of Hot Web, Inc.  As of June 30, 2009, all of these loans were in default and the Company has set up a reserve against them.  As of August 2008, Mr. Stevens is no longer affiliated with Hot Web.

In February 2009, the Company entered into a note agreement with George Stevens in the amount of $30,000.  The note bore an interest rate of 18% per annum.  The Company immediately applied a $20,000 bonus payable due to Mr. Stevens that was accrued in 2008 against this note, leaving a net balance of $10,000.   Mr. Stevens made a payment against the note in March 2009 and paid the remaining balance of $9,747 in April 2009.

NOTE 8 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. The Company has two segments, the parent company (AccessKeyIP, Inc.) and TeknoCreations, Inc., a wholly-owned subsidiary.  The balance sheet and statement of operations for each segment (and the total consolidated amounts) are shown below:

AccessKey IP, Inc. and subsidiary
Segment-by-segment balance sheets

		Tekno-	Consolidated
ASSETS	AccessKey	Creations	June 30, 2009

Current assets
Cash	$2,501	$18,876	$21,377
Accounts receivable	88,000	195,534	283,534
Inventory	-	592,094	592,094
Notes receivable (net of reserve)	-	-	-
Interest receivable (net of reserve)	-	-	-
Total current assets	90,501	806,504	897,005

TOTAL ASSETS	$90,501	$806,504	$897,005

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$33,278	$35,744	$69,022
Accrued liabilities	2,197,363	66,982	2,264,345
Notes payable, net of unamortized discount	4,556,292	215,169	4,771,461
Total current liabilities	6,786,933	317,895	7,104,828

Interco	(1,385,179)	1,385,179	-
Derivative liability	1,009,615	215,173	1,224,788

Stockholders' deficit
Series A preferred stock	1,231	-	1,231
Common stock	363,276	-	363,276
Paid-in capital	7,002,567	-	7,002,567
Accumulated deficit	(13,687,942)	(1,111,743)	(14,799,685)
Total stockholders' deficit	(6,320,868)	(1,111,743)	(7,432,611)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$90,501	$806,504	$897,005

AccessKey IP, Inc. and subsidiary
Segment-by-Segment Statements of Operations

	Quarter ended June 30, 2008		June 30, 2008	Quarter ended June 30, 2009		June 30, 2009
	AccessKey	TeknoCreations	Consolidated	AccessKey	TeknoCreations	Consolidated

Service Revenues	$-	$-	$-	$910,650	$-	$910,650
Product sales (net of returns of none and $433,933)	-	10,000	10,000	-	(178,925)	(178,925)

Total revenues	-	10,000	10,000	910,650	(178,925)	731,725

Cost of sales	-	557	557	-	(105,473)	(105,473)

Gross profit (loss)	-	9,443	9,443	910,650	(73,452)	837,198

Selling, general and administrative	81,046	123,864	204,910	79,461	174,672	254,133
Research & development costs	-	-	-	6,000	-	6,000
Bad debt expense	-	-	-	5,685	-	5,685

Total expenses	81,046	123,864	204,910	91,146	174,672	265,818

Operating income (loss)	(81,046)	(114,421)	(195,467)	819,504	(248,124)	571,380

Interest expense	(332,111)	(73,418)	(405,529)	(444,677)	(9,656)	(454,333)
Interest income	-	-	-	1,088	-	1,088
Debt forgiveness income	231,537	-	231,537	-	-	-
Income (loss) due to change in derivative liability	(99,495)	17,882	(81,613)	408,850	8	408,858

Net income (loss) before income taxes	(281,115)	(169,957)	(451,072)	784,765	(257,772)	526,993

Provision for income taxes	-	-	-	-	-	-

Net income (loss)	$(281,115)	$(169,957)	$(451,072)	$784,765	$(257,772)	$526,993

AccessKey IP, Inc. and subsidiary
Segment-by-Segment Statements of Operations

	Six months ended June 30, 2008		June 30, 2008	Six months ended June 30, 2009		June 30, 2009
	AccessKey	TeknoCreations	Consolidated	AccessKey	TeknoCreations	Consolidated

Service Revenues	$-	$-	$-	$910,650	$-	$910,650
Product sales (net of returns of none and $433,933)	-	10,000	10,000	-	(119,308)	(119,308)

Total revenues	-	10,000	10,000	910,650	(119,308)	791,342

Cost of sales	-	557	557	-	(62,351)	(62,351)

Gross profit (loss)	-	9,443	9,443	910,650	(56,957)	853,693

Selling, general and administrative	122,839	241,777	364,616	191,058	394,145	585,203
Research & development costs	13,000	625	13,625	6,000	-	6,000
Bad debt expense	-	-	-	15,685	-	15,685

Total expenses	135,839	242,402	378,241	212,743	394,145	606,888

Operating income (loss)	(135,839)	(232,959)	(368,798)	697,907	(451,102)	246,805

Interest expense	(654,462)	(141,109)	(795,571)	(1,642,260)	(18,362)	(1,660,622)
Interest income	-	-	-	2,601	-	2,601
Debt forgiveness income	308,443	-	308,443	-	-	-
Income (loss) due to change in derivative liability	512,945	37,619	550,564	74,711	51,441	126,152

Net loss before income taxes	31,087	(336,449)	(305,362)	(867,041)	(418,023)	(1,285,064)

Provision for income taxes	-	-	-	-	-	-

Net income (loss)	$31,087	$(336,449)	$(305,362)	$(867,041)	$(418,023)	$(1,285,064)

NOTE 9 - LEASE OBLIGATION

The Company is not currently obligated under any lease agreement.  The corporate officers use their personal office space to conduct the business of the Company.

The total rent expense for the quarters and six months ended June, 2008 and 2009 was none.

NOTE 10 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; and (ii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2009.

NOTE 11 - NOTES PAYABLE AND DERIVATIVE LIABILITIES

10% $250,000 CONVERTIBLE NOTE

On October 29, 2007, the Company’s subsidiary entered into a Secured Convertible Note (the "Note") with Micro Pipe Fund I, LLC.  The principal balance of the note was $250,000 and it bore an interest rate of 10% per annum and had a maturity date of October 29, 2008.  The note is an obligation of the Company's subsidiary but the Company has informally agreed to allow conversion into its common stock. The Company assumes no obligation to repay this debt. Payments under the Note were to commence in February 2008, with monthly payments of interest and 1/12 of outstanding principal.  The Company could make these payments in freely tradable shares of the Company’s common stock. Each share of the Company’s common stock will be valued at a fifty percent discount to the market price, as determined at the lesser of (1) on the day the Company gives notice, or (2) on the day the Company delivers the shares. Payments in shares in lieu of cash can only be made if the volume weighted average price of the Company’s common stock has been trading at a price of $0.05 or above per share for 10 consecutive days prior to the date of the payment date and the average daily trading volume is at least 15 times the number of shares to be so issued hereby as payment. Under certain conditions, the Company could make its monthly payments in shares of its common stock.  The Company could prepay the note at a rate of 110% of the principal balance at any time.

The holder of this note could convert all amounts owed under the note into common shares of the Company. All unpaid balances could be converted at a rate of the lesser of (a) $0.10 per share (b) fifty percent (50%) of the closing bid price for Common Stock on the trading day immediately prior to the Payee’s receipt of shares pursuant to such Conversion or payment, or Notice of such Conversion or (c) fifty percent (50%) of the average closing bid price for Common Stock on the five trading days immediately prior to the Payee’s receipt of shares pursuant to such Conversion or payment.  The Company evaluated the terms of this note and found that it was not conventional convertible and, therefore, because of certain terms and provisions the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The value of the conversion option was valued using a Black-Scholes valuation calculation.  This value was measured at the note date and again at June 30, 2009.

The Company is accounting for the conversion option in the debenture as a derivative liability in accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF No. 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19." The Company attributed beneficial conversion features to the convertible debt using the Black-Scholes Option Pricing Model. The fair value of the conversion feature has been included as a discount to debt in the accompanying balance sheet up to the proceeds received, with any excess charged to interest and financing expense. The discount is being amortized over the life of each debenture using the interest method.

The following tables describe the valuation of the conversion feature of the note:

Approximate risk free rate upon issuance	4.16%
Average expected life	1 year
Dividend yield	0%
Volatility	158%
Estimated fair value of conversion feature on date of note	$358,518
Estimated fair value of conversion feature as of December 31, 2008	$266,614
Estimated fair value of conversion feature as of June 30, 2009	$215,173

The Company recorded the fair value of the conversion feature as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received, with the excess of $108,518 charged to interest expense. The Company reported income of $8 in other income for the change in value in the quarter ended June 30, 2009 ($51,441 in income was recorded in the six months ended June 30, 2009). The value of the derivative liability as of June 30, 2009 was $215,173.

$1,441,613 Note Dated November 30, 2008

On November 30, 2008, the Company entered into a Note (the "Note") with The Stealth Fund, LLLP.  The principal balance of the note was $1,441,612.52.  This note superseded two notes with total principal balances of $1,373,180 that were entered earlier in 2008.  The Company’s Chief Executive Officer, George Stevens, is an investment advisor with The Stealth Fund.

The note calls for interest to be measured as a function of the common stock price of the Company.  Interest is to be paid quarterly calculated as follows:  Subject to certain ceilings in the amounts (creating the Maximum Interest, as set forth below), the amount of interest payable under the Note will approximate the amount of profit that the Holder would have made with a stock investment of a like amount, instead of the purchase of this Note. Specifically, the parties have made the assumption that the Note Amount would have acquired a specified number of shares the “Applicable Shares”, which term shall mean, at any time, the principal balance of the Note, divided by $0.0075. In other words, the Note Amount, divided by $0.0075 results in the beginning number of Applicable Shares, upon which the calculation of theoretical profit is made. The amount of interest payable to the Holder is a function of stock price increases, if any, times this number of Applicable Shares, subject to the Maximum Interest and the Minimum Interest, as set forth below. If the share price doubles, then the Holder should double its money, earning, as interest, an amount equal to the stock price increase on the Applicable Shares, in addition to being repaid the amount of the Note. Significantly, as the price goes up, the value of this Note increases accordingly. However, the number of shares for the Company to repurchase the Note, remains constant, equal to the Applicable Shares, which, if paid in stock, at the election of the Company, would be at a 25% discount. The following formula creates that result.  The outstanding principal balance of this Note shall bear interest, payable quarterly, in an amount equal to the product (X) of the following formula: X= (Y-Y1) x (Z). Y is the greater of (a) the closing bid price of the Company’s common stock on the Interest Date or (b) the average closing bid price for Common Stock on the five trading days immediately prior to the Interest Date; Y1 is the pricing used for the preceding Interest Date or other applicable prior pricing Interest Date and Z is the number of Applicable Shares. For purposes of the first Interest Date computation, $0.0075 shall be used as the Y1. Until there is any payment of Principal on the Note, Z, the number of Applicable Shares, shall be 117,231,940. Other than for the first Interest Date computation, Y1 shall never be less than the Y1 for any preceding Interest Date computation (no double benefit for price increases, followed by a price decrease followed by another price increase). For purposes of this computation, pricing shall be as reported on pinksheets.com on such dates (or other analogous reporting source agreed upon by both parties if pinksheets.com is no longer reporting the Company’s common stock price). Notwithstanding the preceding, the Interest for any quarter shall not be less than 2½% (the “Minimum Interest”) of the Principal balance at the beginning of the quarter. Notwithstanding the preceding, Y shall not be greater than 125% of the Y1 (the “Maximum Interest”).

As a result of the above interest calculations, the Company could be obligated to pay a maximum interest rate of 25% per quarter, and at no times shall pay less than 2.5% per quarter.  For the year ended December 31, 2008, the Company accrued interest expense of 2.5% per quarter on this Note.  The total accrued interest on this Note on 12/31/08 was $72,081.  Under the terms of the Note, this amount is added to the principal of the note as of December 31, 2008.  The adjusted principal balance of this note with The Stealth Fund as of December 31, 2008 was $1,513,693.  The Company made a $500,000 payment against this note in the quarter ended March 31, 2009, so the adjusted balance as of March 31, 2009 was $1,013,693.

Under the terms of the note agreement, the maximum interest rate applied on this note with The Stealth Fund for the quarter ended March 31, 2009.  The Company accrued $185,475 in interest on this note for the quarter ended March 31, 2009.  As a result of not paying this interest amount, which was due in April of 2009, the Company defaulted on the note and is now subject to a minimum interest rate of 18% under the terms of the note.  The Company accrued interest at this rate for the quarter ended June 30, 2009 which was equal to $45,616 for the quarter.

$157,663 Note Dated August 22, 2008

On August 22, 2008, the Company entered into a Note (the "Note") with Micro Pipe Fund I, LLC. ("Micro Pipe").  The principal balance of the note was $157,662.83.  This note superseded the note with a principal balance of $144,067 as described above.

The note calls for interest to be measured as a function of the common stock price of the Company.  Interest is to be paid quarterly calculated as follows:  Subject to certain ceilings in the amounts (creating the Maximum Interest, as set forth below), the amount of interest payable under the Note will approximate the amount of profit that the Holder would have made with a stock investment of a like amount, instead of the purchase of this Note. Specifically, the parties have made the assumption that the Note Amount would have acquired a specified number of shares the “Applicable Shares”, which term shall mean, at any time, the principal balance of the Note, divided by $0.0075. In other words, the Note Amount, divided by $0.0075 results in the beginning number of Applicable Shares, upon which the calculation of theoretical profit is made. The amount of interest payable to the Holder is a function of stock price increases, if any, times this number of Applicable Shares, subject to the Maximum Interest and the Minimum Interest, as set forth below. If the share price doubles, then the Holder should double its money, earning, as interest, an amount equal to the stock price increase on the Applicable Shares, in addition to being repaid the amount of the Note. Significantly, as the price goes up, the value of this Note increases accordingly. However, the number of shares for the Company to repurchase the Note, remains constant, equal to the Applicable Shares, which, if paid in stock, at the election of the Company, would be at a 25% discount. The following formula creates that result.  The outstanding principal balance of this Note shall bear interest, payable quarterly, in an amount equal to the product (X) of the following formula: X= (Y-Y1) x (Z). Y is the greater of (a) the closing bid price of the Company’s common stock on the Interest Date or (b) the average closing bid price for Common Stock on the five trading days immediately prior to the Interest Date; Y1 is the pricing used for the preceding Interest Date or other applicable prior pricing Interest Date and Z is the number of Applicable Shares. For purposes of the first Interest Date computation, $0.0075 shall be used as the Y1. Until there is any payment of Principal on the Note, Z, the number of Applicable Shares, shall be 21,021,711. Other than for the first Interest Date computation, Y1 shall never be less than the Y1 for any preceding Interest Date computation (no double benefit for price increases, followed by a price decrease followed by another price increase). For purposes of this computation, pricing shall be as reported on pinksheets.com on such dates (or other analogous reporting source agreed upon by both parties if pinksheets.com is no longer reporting the Company’s common stock price). Notwithstanding the preceding, the Interest for any quarter shall not be less than 2½% (the “Minimum Interest”) of the Principal balance at the beginning of the quarter. Notwithstanding the preceding, Y shall not be greater than 125% of the Y1 (the “Maximum Interest”).

As a result of the above interest calculations, the Company could be obligated to pay a maximum interest rate of 25% per quarter, and at no times shall pay less than 2.5% per quarter.

Under the terms of the note agreement, the maximum interest rate applied for the quarter ended March 31, 2009 on this note with MicroPipe.  The Company accrued $47,299 in interest on this note for the quarter ended March 31, 2009.  As a result of not paying this interest amount, which was due in April of 2009, the Company defaulted on the note and is now subject to a minimum interest rate of 18% under the terms of the note.  The Company accrued interest at this rate for the quarter ended June 30, 2009 which was equal to $7,095 for the quarter.

On November 12, 2008, the Company issued warrants to purchase 20 million shares of common stock to MicroPipe.  The warrants have a strike price of $0.01 per share and can be exercised through November 12, 2013.  The warrants were issued in lieu of interest payments.

The following tables describe the valuation of the warrants:

Approximate risk free rate upon issuance	3.75%
Average expected life	5.0 years
Dividend yield	0%
Volatility	204%
Estimated fair value of conversion feature on date of warrants	$195,895
Estimated fair value of conversion feature as of June 30, 2009	$181,823

The Company recorded the value of the warrants as interest expense. The Company reported income of $89,613 for the change in value in the quarter ended June 30, 2009 (net expense of $5,739 was recorded in the six months ended June 30, 2009 due to the change in value). The value of the derivative liability as of June 30, 2009 was $181,823.

Note Restructurings

The following 7 notes (all described above) were restructured into 9 new note agreements on December 23, 2008:

Date of Original Note	Note Holder	Original Note Amount

September 5, 2006	The Nutmeg Group	$1,637,000.00
September 14, 2007	Nutmeg/Mercury Fund	585,607.88
September 14, 2007	The Nutmeg Group	103,962.37
November 5, 2007	Philly Financial	175,292.72
November 5, 2007	Sam Wayne	136,438.08
November 27, 2007	Financial Alchemy	5,934.72
November 27, 2007	The Nutmeg Group	25,200.00

	Total Principal	$2,669,435.77

The new notes, all dated December 23, 2008, were entered into with the following entities:

New Note Holders	New Note Balance

The Nutmeg Group, L.L.C.	$42,648.90
Nutmeg MiniFund II, LLLP	4,758.82
Nutmeg Lightning Fund, LLLP	46,019.00
Nutmeg October 2005, LLLP	109,304.96
Nutmeg/Michael Fund, LLLP	216,548.19
Nutmeg/Fortuna Fund LLLP	561,721.98
Nutmeg/Patriot Fund, LLLP	688,523.65
Nutmeg/Mercury Fund, LLLP	1,000,526.57
Nutmeg MiniFund, LLLP	114,868.96

Total New Principal on December 22, 2008	$2,784,921.03

The new notes superseded the original notes.

The terms of all nine new notes are identical (hereinafter referred to as the “New Notes”).

The New Notes call for interest to be measured as a function of the common stock price of the Company.  Interest is to be paid quarterly calculated as follows:  Subject to certain ceilings in the amounts (creating the Maximum Interest, as set forth below), the amount of interest payable under the New Notes will approximate the amount of profit that the Holder would have made with a stock investment of a like amount, instead of the purchase of this Note. Specifically, the parties have made the assumption that the Note Amount would have acquired a specified number of shares the “Applicable Shares”, which term shall mean, at any time, the principal balance of the Note, divided by $0.0075. In other words, the Note Amount, divided by $0.0075 results in the beginning number of Applicable Shares, upon which the calculation of theoretical profit is made. The amount of interest payable to the Holder is a function of stock price increases, if any, times this number of Applicable Shares, subject to the Maximum Interest and the Minimum Interest, as set forth below. If the share price doubles, then the Holder should double its money, earning, as interest, an amount equal to the stock price increase on the Applicable Shares, in addition to being repaid the amount of the New Notes. Significantly, as the price goes up, the value of these New Notes increase accordingly. However, the number of shares for the Company to repurchase the New Notes, remains constant, equal to the Applicable Shares, which, if paid in stock, at the election of the Company, would be at a 25% discount. The following formula creates that result.  The outstanding principal balance of these New Notes shall bear interest, payable quarterly, in an amount equal to the product (X) of the following formula: X= (Y-Y1) x (Z). Y is the greater of (a) the closing bid price of the Company’s common stock on the Interest Date or (b) the average closing bid price for Common Stock on the five trading days immediately prior to the Interest Date; Y1 is the pricing used for the preceding Interest Date or other applicable prior pricing Interest Date and Z is the number of Applicable Shares. For purposes of the first Interest Date computation, $0.0075 shall be used as the Y1. Until there is any payment of Principal on the Note, Z, the number of Applicable Shares, shall be 371,322,804. Other than for the first Interest Date computation, Y1 shall never be less than the Y1 for any preceding Interest Date computation (no double benefit for price increases, followed by a price decrease followed by another price increase). For purposes of this computation, pricing shall be as reported on pinksheets.com on such dates (or other analogous reporting source agreed upon by both parties if pinksheets.com is no longer reporting the Company’s common stock price). Notwithstanding the preceding, the Interest for any quarter shall not be less than 2½% (the “Minimum Interest”) of the Principal balance at the beginning of the quarter. Notwithstanding the preceding, Y shall not be greater than 125% of the Y1 (the “Maximum Interest”).

As a result of the above interest calculations, the Company could be obligated to pay a maximum interest rate of 25% per quarter, and at no times shall pay less than 2.5% per quarter.  For the year ended December 31, 2008, the Company accrued interest expense of 2.5% per quarter on these New Notes.  The total accrued interest on the New Notes on through December 31, 2008 was $139,246.  Under the terms of the New Notes, this amount is added to the principal of the notes as of December 31, 2008.  The adjusted principal balance of the New Notes is $2,924,167 as of June 30, 2009.

Each of the aforementioned New Notes was entered into by the Company with a stipulation by the Company that stated that the Company executed the New Notes under the stipulation that it did not agree with the interest calculations.  The New Notes were executed as written because the Company and the holders agreed that it was in the best interest of both parties to do so.  However, both parties agreed that they should renegotiate the interest calculations under the New Notes.  These calculations shall be tied to a profit-sharing calculation tied to stock appreciation, but under less onerous terms as written in the New Note documents.  Although we were actively attempting to renegotiate these notes, we are currently unable to renegotiate our notes with the Nutmeg Group who hold a substantial amount of our notes payable (as of June 30, 2009 the total principal balance on these notes was equal to $2,784,921). On March 25, 2009, the SEC froze the assets of the Nutmeg Group, LLC and other related entities.  This action may negatively impact our ability to renegotiate these notes.

Under the terms of the note agreements, the maximum interest rate applied on these notes for the quarter ended March 31, 2009.  The Company accrued $835,476 in interest on these notes for the quarter ended March 31, 2009.   As a result of not paying this interest amount, which was due in April of 2009, the Company defaulted on the note and is now subject to a minimum interest rate of 18% under the terms of the note.  The Company accrued interest at this rate for the quarter ended June 30, 2009 which was equal to $131,588 for the quarter.

$640,000 Convertible Note Dated January 28, 2009

On January 28, 2009, the Company entered into a note agreement with Physicians Healthcare Management Group, Inc., a Nevada corporation (“PhyHealth”).  Under the terms of the agreement, PhyHealth made a one year loan of $640,000 to the Company.  The Company is required to make payments of $150,000 on April 15, 2009, June 15, 2009 and September 15, 2009. The payment due on April 15, 2009 was not made as of the date of this filing. The remaining balance due, along with accrued interest at 10%, is payable on January 28, 2010.  The Company may prepay the note at 110% of the outstanding principal amount.  At any time, PhyHealth may convert up to $300,000 of the outstanding principal balance of the note into fully paid and non-assessable shares of the Company’s common stock.  The conversion price shall be equal to 50% of the lesser of the following:  a)  $.0125; b) the closing bid price for common stock on the trading day one day prior to PhyHealth notifying the Company of its intention to convert; c) the average closing bid price for the common stock on the five trading days immediately prior to PhyHealth notifying the Company of its intention to convert, or if a registration statement is not effective on the 180 day anniversary of closing (“d” and “e” not otherwise applying); d) the closing bid price for the common stock on the 180 day anniversary of closing; e) the average closing bid price for the common stock on the five trading days immediately prior to the 180 day anniversary of closing.  The Company failed to make the required payments in April and June and is currently in default on this note.

The following tables describe the valuation of the conversion feature of the portion of the note that can be converted ($300,000):

Approximate risk free rate upon issuance	0.48%
Average expected life	1 year
Dividend yield	0%
Volatility	203%
Estimated fair value of conversion feature on date of note	$473,062
Estimated fair value of conversion feature as of June 30, 2009	$387,305

The Company recorded the fair value of the conversion feature as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received.  The Company reported income of $123,688 for the change in value in the quarter ended June 30, 2009 (income of $85,758 was recorded for the six months ended June 30, 2009 due to the valuation change). The value of the derivative liability as of June 30, 2009 was $387,305.

The Company also issued warrants to purchase 20 million shares of common stock to PhyHealth.  The warrants have a strike price of $0.005 per share and can be exercised through December 31, 2013.

The following tables describe the valuation of the warrants:

Approximate risk free rate upon issuance	1.70%
Average expected life	4.8 year
Dividend yield	0%
Volatility	203%
Estimated fair value of conversion feature on date of warrants	$176,687
Estimated fair value of conversion feature as of June 30, 2009	$188,917

The Company recorded the value of the warrants as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received (less the discount recorded associated with the convertible feature in the note), with the excess of $9,749 charged to interest expense. The Company reported income of $85,327 for the change in value in the quarter ended June 30, 2009. The value of the derivative liability as of June 30, 2009 was $188,917.

$200,000 Note Payable Dated April 3, 2009

On April 3, 2009, the Company entered into a note agreement with The Melanie S. Altholtz Irrevocable Trust (“Altholtz”).  Under the terms of the agreement, the Company was to make principal payments to Altholtz in the amounts of $100,000 on July 3, 2009 and July 15, 2009 along with accrued interest of 12%.  The Company failed to make the required payments and as of July 3, 2009 is in default under the note agreement.

The Company also issued warrants to purchase 5 million shares of common stock to Altholtz.  The warrants have a strike price of $0.015 per share and can be exercised through April 3, 2014.

The following tables describe the valuation of the warrants:

Approximate risk free rate upon issuance	1.87%
Average expected life	5.0 year
Dividend yield	0%
Volatility	190%
Estimated fair value of conversion feature on date of warrants	$67,735
Estimated fair value of conversion feature as of June 30, 2009	$45,769

The Company recorded the value of the warrants as a discount to the convertible debt in the accompanying balance sheet. The Company reported income of $21,967 for the change in value from the date of issuance to the end of the quarter on June 30, 2009. The value of the derivative liability as of June 30, 2009 was $45,769.

Maturities of Notes Payable:

The total balance of our notes payable in the amount of $5,144,692 are in default and are currently due and payable.

NOTE 12 - PREPAID RESEARCH & DEVELOPMENT

At December 31, 2008, the Company recorded a prepaid research and development liability under a Master Development Agreement.  The Agreement outlines the terms by which a third party (“CSI Digital”) is paying the Company $1.5 million to integrate its technology into a set-top box.  As of December 31, 2008, the Company had received $1.4 million from CSI Digital and booked this amount as prepaid research and development.  As of this date, the Company had spent $483,710 fulfilling its obligations under the contract.  These expenditures were recorded as a reduction in the prepaid research and development liability account as of December 31, 2008.  The Company completed this project in June of 2009.  During 2009, the Company received additional payments of $12,000 from CSI Digital and has booked the remaining $88,000 as an account receivable.  In 2009, the Company incurred additional costs of $105,640 to fulfill its obligations under the agreement (the total costs incurred by the Company to fulfill its obligations under the agreement was equal to $589,350).  Upon completion of the contract the Company has included the net deferred amount of $910,650 in revenues for the quarter ended June 30, 2009.

NOTE 13 - STOCK OPTIONS

The Company entered into a series of stock option agreements with its officers, Bruce Palmer and George Stevens, as well as two other consultants.   The options have a 10-year term and all were fully vested when issued on November 12, 2008.  A Black-Scholes valuation was done on all options with the resulting valuation being deducted in the year ended December 31, 2008.  The Company has expensed $209,439 relating to the issuance of these options.  The options outstanding as of June 30, 2009 are summarized in the following tables:

Options outstanding as of December 31, 2007	-

Options issued in 2008	21,000,000
Options expired in 2008	-

Options outstanding as of December 31, 2008	21,000,000

Options issued in the six months ended June 30, 2009	-
Options expired in the six months ended June 30, 2009	-

Options outstanding as of June 30, 2009	21,000,000

The following is a summary of the options outstanding as of June 30, 2009:

	Number of options	Option prices	Weighted-average Option price	Black Scholes Value at issuance
Bruce Palmer	7,000,000	$0.045-0.10	$0.071	$69,813
George Stevens	7,000,000	$0.045-0.10	$0.071	69,813
Craig Erickson	3,500,000	$0.045-0.10	$0.071	34,906
Mark Kasok	3,500,000	$0.045-0.10	$0.071	34,907

Total	21,000,000	$0.045-0.10	$0.071	$209,439

In determining the value of the options, the following assumptions were applied at the grant date (all options were issued on the same date so the assumptions were the same for each option agreement):

Expected volatility	204.003%
Expected dividend yield	0.00%
Expected term (in years)	10
Risk-free rate	3.75%

The Company has followed the guidance of Statement of Financial Accounting Standards (SFAS) No. 123R, "SHARE-BASED PAYMENT" for treatment of these stock options.  When the stock options were issued in November of 2008, the Company did not properly reserve shares to cover the exercise of the options.  As a result, the Company may not have the ability to settle with shares and must account for the options as a liability.

The options were again valued at December 31, 2008.  The following assumptions were applied at December 31, 2008:

Expected volatility	206.719%
Expected dividend yield	0.00%
Expected term (in years)	9.87
Risk-free rate	2.25%

In using the assumptions above, the options were revalued at a total valuation of $188,510, resulting in the Company booking income of $20,928 due to a change in the derivative liability associated with these options for the fiscal year ended December 31, 2008.

The options were again valued at June 30, 2009.  The following assumptions were applied at June 30, 2009:

Expected volatility	164.201%
Expected dividend yield	0.00%
Expected term (in years)	9.3
Risk-free rate	3.53%

In using the assumptions above, the options were revalued at a total valuation of $205,800, resulting in the Company booking an expense of $17,290 due to a change in the derivative liability associated with these options for the six months ended June 30, 2009.

NOTE 14 - WARRANTS

The Company issued 20 million warrants to purchase shares of its common stock at a price of $0.01 per share.  The warrants expire on December 31, 2013.  The warrants were issued to Micro Pipe Fund I, LLC as a result of the Company defaulting on its note with Micro Pipe.  A Black-Scholes valuation was done on the warrants with the resulting valuation being deducted in the year ended December 31, 2008.  The Company expensed $195,895 as interest expense as a result of issuing these warrants.

In determining the value of these warrants, the following assumptions were applied at the grant date:

Expected volatility	204.003%
Expected dividend yield	0.00%
Expected term (in years)	10.1
Risk-free rate	3.75%

These warrants were determined to meet the criteria for liability treatment under EITF 00-19.  They were again valued at December 31, 2008.  The following assumptions were applied at December 31, 2008:

Expected volatility	206.719%
Expected dividend yield	0.00%
Expected term (in years)	4.8658
Risk-free rate	3.75%

In using the assumptions above, the options were revalued at a total valuation of $176,084, resulting in the Company booking income of $19,810 due to a change in the derivative liability associated with these options for the fiscal year ended December 31, 2008.

These warrants were again valued at June 30, 2009.  The following assumptions were applied at June 30, 2009:

Expected volatility	164.201%
Expected dividend yield	0.00%
Expected term (in years)	4.1
Risk-free rate	2.54%

In using the assumptions above, the options were revalued at a total valuation of $271,436 resulting in the Company booking an expense of $5,739 due to a change in the derivative liability associated with these options for the six months ended June 30, 2009 (income of $89,613 was booked in the quarter ended June 30, 2009).

On January 28, 2009, the Company issued 20 million warrants to purchase shares of its common stock at a price of $0.005 per share.  The warrants expire on December 31, 2013.  The warrants were issued to Physicians Healthcare Management Group, Inc. in connection with the issuance of a $640,000 Convertible Note.  A Black-Scholes valuation was done on the warrants on the date of issuance with the resulting valuation being recorded as a discount to the note.  These warrants were valued at $176,687 on the date of issuance.

These warrants were again valued at June 30, 2009.  The following assumptions were applied at June 30, 2009:

Expected volatility	164.201%
Expected dividend yield	0.00%
Expected term (in years)	4.4
Risk-free rate	2.54%

In using the assumptions above, the options were revalued at a total valuation of $188,917 resulting in the Company booking an expense of $12,231 due to a change in the derivative liability associated with these options for the six months ended June 30, 2009 (income of $85,327 was booked in the quarter ended June 30, 2009).

On July 16, 2006, the Company issued 4 million warrants to purchase shares of its common stock at a price of $0.10 per share.  These warrants expire on July 16, 2009.   The warrants were issued to a former officer.  The Company expensed $20,000 in 2006 as a result of issuing these warrants.  This expense amount represented the approximate value of the warrants after applying a Black-Scholes valuation.

On July 16, 2006, the Company issued 2 million warrants to purchase shares of its common stock at a price of $0.10 per share.  These warrants expire on July 16, 2009.   The warrants were issued to a corporate attorney.  The Company expensed $10,000 in 2006 as a result of issuing these warrants.  This expense amount represented the approximate value of the warrants after applying a Black-Scholes valuation.

In determining the value of these warrants issued on July 16, 2006, the following assumptions were applied at the grant date:

Expected volatility	165.973%
Expected dividend yield	0.00%
Expected term (in years)	3
Risk-free rate	5.05%

On December 31, 2008 the warrants issued on July 16, 2006 were revalued using the following assumptions:

Expected volatility	206.719%
Expected dividend yield	0.00%
Expected term (in years)	0.5
Risk-free rate	0.27%

In using the assumptions above, the options were revalued at a total valuation of $2,246, resulting in the Company booking an expense of $194 due to a change in the derivative liability associated with these warrants for the fiscal year ended December 31, 2008.

On March 31, 2009 the warrants issued on July 16, 2006 were revalued using the following assumptions:

Expected volatility	193.401%
Expected dividend yield	0.00%
Expected term (in years)	0.3
Risk-free rate	0.02%

In using the assumptions above, the options were revalued at a total valuation of $1,322, resulting in the Company booking income of $924 due to a change in the derivative liability associated with these warrants for the quarter ended March 31, 2009.

Since the warrants issued on July 16, 2006 were set to expire on July 16, 2009, the value was close to zero and the value as of March 31, 2009 of $1,322 was written off in the quarter ended June 30, 2009.

The following table summarizes the outstanding warrants of the Company for December 31, 2008 and June 30, 2009:

Warrants outstanding as of December 31, 2007	6,000,000

Warrants issued in 2008	20,000,000
Warrants expired in 2008	-

Warrants outstanding as of December 31, 2008	26,000,000

Warrants issued in six months ended June 30, 2009	25,000,000
Warrants expired in six months ended June 30, 2009	-

Warrants outstanding as of June 30, 2009	51,000,000

The following table summarizes all of the Company’s outstanding warrants as of June 30, 2009:

	Date of	Expiration		Stock Price on date of	Valuation on issuance
Number of Warrants	Issuance	Date	Strike Price	issuance	date

2 million	7/16/2006	7/16/2009	$0.10	$0.04	$10,000
4 million	7/16/2006	7/16/2009	$0.10	$0.04	$20,000
20 million	11/12/2008	12/31/2013	$0.01	$0.01	$195,895
20 million	1/28/2009	12/31/2013	$0.005	$0.0085	$176,687
5 million	4/3/09	4/3/2012	$0.015	$0.014	$67,735

As of June 30, 2009, the Company has 363,276,388 shares of its common stock outstanding.  As of this date, there are 21,000,000 outstanding options and 51,000,000 outstanding warrants to purchase shares of the Company’s common stock.  Additionally, the Company has $515,164 in convertible debt outstanding as of March 31, 2009.  At this date, the debt could have been converted into approximately 103 million shares of the Company’s common stock.  The Company has 400 million shares of common stock authorized, so there are not adequate shares to cover the potential conversion of the debt and/or the exercise of the outstanding stock warrants and options. We have not discussed any settlement alternatives with the holders of the warrants or options. Should the holders of the notes, options or warrants request a conversion of their notes or exercise their options or warrants, we may be forced to increase the number of authorized shares of our common stock to avoid any breach of our obligations. This action would require us to go through the time and expense of calling a special meeting of shareholders.  Raising the number of our authorized common shares to allow for these issuances would dilute the stock ownership of our existing shareholders.  Our option and warrant agreements require us to reserve adequate shares of authorized common stock to accommodate the exercise of the warrants and options.  There are no written terms regarding settlement alternatives in the warrant or option agreements. Although these agreements do not have specific damages associated with us not reserving such shares or timely issuing the shares upon the exercise of the warrants or options, we could be found in breach of these contracts.  If the holders of the warrants or options were to take legal action against us and we were to be found in breach of these contracts, we could be subject to damages as a result of such breach.

NOTE 15 - NOTES RECEIVABLE

The Company entered into three note agreements with Hot Web, Inc.  These notes totaled $42,000.  Each note had a term of six months and bore an interest rate of 12% per annum.  As of June 30, 2009, all of the notes are delinquent.  The Company has set up a reserve and has written this amount of delinquency off to bad debt expense.  Hot Web, Inc. is a publicly traded company and AccessKey believes that if they do not pay the notes in cash, the parties can negotiate a stock settlement that will leave AccessKey with publicly traded stock that eventually could be sold.  The Company’s Chief Executive Officer and Chairman, George Stevens, was the CEO and Chairman of Hot Web, Inc. at the time the loans were made.  As of August, 2008 he is no longer affiliated with Hot Web, Inc.   The Company has also accrued interest income of $5,685 on these notes.  A reserve has also been set up against this accrued interest receivable.

In February 2009, the Company entered into a note agreement with George Stevens in the amount of $30,000.  The note bore an interest rate of 18% per annum.  The Company immediately applied a $20,000 bonus payable due to Mr. Stevens that was accrued in 2008 against this note, leaving a net balance of $10,000.   Mr. Stevens made a payment against the note in March 2009 and paid the remaining balance of $9,747 in April 2009.

NOTE 16 - MATERIAL CONTRACTS

On April 1, 2008, the Company entered into an agreement with Bruce Palmer.  The Agreement calls for Mr. Palmer to be President of the Company and its subsidiary with a monthly compensation of $7,000.  Mr. Palmer was issued 7 million options with prices ranging from $0.045 per share to $0.10 per share.  The agreement does not have a term, however it is stated that if the contract is terminated (by either party) a payment of $84,000 shall be due and payable.

On April 1, 2008, the Company entered into an agreement with George Stevens.  The Agreement calls for Mr. Stevens to be CEO of the Company with a monthly compensation of $7,000.  Mr. Stevens was issued 7 million options with prices ranging from $0.045 per share to $0.10 per share.  The agreement does not have a term, however it is stated that if the contract is terminated (by either party) a payment of $84,000 shall be due and payable.

On May 22, 2007, the Company entered into an agreement with Craig Erickson, its Vice President of Technology.  The Agreement calls for Mr. Erickson to perform various services for the Company with a monthly compensation of $11,000.  Mr. Erickson was also issued 3.5 million options with prices ranging from $0.045 per share to $0.10 per share.  The agreement does not have a term, but may be cancelled with a 30-day notice.

On May 22, 2007, the Company's subsidiary entered into an agreement with Mark Kasok, its Vice President of Sales and Marketing.  The Agreement calls for Mr. Kasok to perform various services for the Company with a monthly compensation of $7,500.  Mr. Kasok was also issued 3.5 million options with prices ranging from $0.045 per share to $0.10 per share.  The agreement does not have a term, but may be cancelled with a 30-day notice.  Mr. Kasok was due 500,000 shares of the Company’s common stock under the terms of the agreement.  This stock was not issued, but was expensed when due to Mr. Kasok.  An accrued expense in the amount of $8,250 is included on the balance sheet as of December 31, 2008 and June 30, 2009.  This stock was issued in August 2009.

On May 15, 2008, the Company entered into an agreement with CSI Digital, Inc.  Under the terms of the agreement, CSI agreed to pay the Company $1.5 million to implement its encryption software into a proprietary internet protocol television (“IPTV”) middleware product and dongle that collectively will enable the authorized delivery of video on demand and live streaming IPTV video to a television via a CSI specified set top box.  As of June 30, 2009 the project was complete and the Company had received $1,412,000 from CSI under this contract with the remaining $88,000 due and payable from CSI.

NOTE 18 - SUBSEQUENT EVENTS

In July of 2009, the Company failed to make two payments due on a $200,000 note with The Melanie S. Altholtz Irrevocable Trust (“Altholtz”).  Under the terms of the note agreement, Altholtz made a loan of $200,000 to the Company and the Company was required to make payments of $100,000 on July 3, 2009 and a second payment of $100,000 on July 15, 2009. These payments were not made in July 2009 and as a result the Company is currently in default on this note.

In August 2009, the Company issued to Mark Kasok 500,000 shares of its common stock that were due and payable under the agreement entered into on May 22, 2007 for Mr. Kasok to perform duties as Vice President of Sales and Marketing.

In August 2009, the Company issued 1.5 million shares to two individuals for services rendered to the Company.

The Company has evaluated subsequent events from the balance sheet date through August 18, 2009, and determined there are no other events to disclose.

NOTE 19 - RESTATEMENT

Subsequent to the issuance of the 2008 financial statements, management determined that certain warrants as well as stock options met the criteria for liability treatment under EITF 00-19 and SFAS 123R, respectively.  The financial statements have been revised to book a derivative liability upon the issuance of these warrants and options using a Black-Scholes valuation.  This liability has been adjusted at the end of each period based on changes to the valuations with any difference from prior period calculations reflected in the consolidated statement of operations.  Accordingly, the consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows for the year ended December 31, 2008 have been revised as follows:

AccessKey IP, Inc. and subsidiary
Consolidated balance sheets

	Restated	Original
	Balance at	Balance at
	December 31,	December 31,	Effect of
ASSETS	2008	2008	Changes

Current assets
Cash	$227,683	$227,683	$-
Accounts receivable	1,010,173	1,010,173	-
Inventory	26,994	26,994	-
Notes receivable (net of reserve of none and $32,000) (Note 15)	10,000	10,000	-
Interest receivable	3,281	3,281	-
Deposits	60,000	60,000	-
Due under Note Agreement	-	-	-
Total current assets	1,338,131	1,338,131	-

TOTAL ASSETS	$1,338,131	$1,338,131	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$58,639	$58,639	$-
Accrued liabilities (Note 4)	907,976	907,976	-
Accrued liabilities to Officers (Note 4)	110,000	110,000	-
Notes payable, net of unamortized discount of $1,194,696 and none (Note 11)	241,294	241,294	-
Prepaid research and development (Note 12)	916,290	916,290	-
Advances received from lenders	-	-	-
Total current liabilities	2,234,199	2,234,199	-

Notes payable (Note 11)	4,595,523	4,595,523	-

Derivative liability	633,456	266,614	366,842	1
	5,228,979	4,862,137	366,842

Total liabilities	7,463,178	7,096,336	366,842

Stockholders’ deficit
Preferred stock, Series A, par value of $0.001 per share, preferred liquidation value of $10.00 per share, 5,000,000 shares authorized and 1,231,341 shares outstanding as of December 31, 2007 and December 31, 2008, total liquidation preference of $12,313,410 as of December 31, 2007 and December 31, 2008	1,231	1,231	-
Common stock, par value $0.001 per share, 400,000,000 shares authorized and 338,436,932 issued and outstanding as of December 31, 2007 and 366,776,388 shares issued and outstanding as of December 31, 2008	366,776	366,776	-

Paid-in capital	7,021,567	7,456,901	(435,334	) 2

Accumulated deficit	(13,514,621)	(13,583,113)	68,492	3

Total stockholders’ deficit	(6,125,047)	(5,758,205)	(366,842)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,338,131	$1,338,131	$-

See Note A below for explanations of Effects of Changes.

Note A

(1)
This change is a result of three items.  First, the 2006 warrants which were not previously included as a derivative liability had a value of $2,248 as of December 31, 2008.  The Company issued warrants in 2008.  The value of these warrants was originally booked as paid-in capital.  It was determined that under EITF 00-19 the value of the warrants should be booked as a liability.  The value of these warrants as of December 31, 2008 was equal to $176,084.  Lastly, the Company issued stock options in 2008.  The value of these options was originally booked as paid-in capital.  It was determined under SFAS 123R the value of the options should be booked as a liability.   The value of these options as of December 31, 2008 was equal to $176,084.  This change is summarized as follows:

Value of 2006 warrants	$2,248
Value of 2008 warrants	176,084
Value of 2008 stock options	188,510
Change in Derivative Liability as of December 31, 2008	$366,842

(2)
This change is a result of reversing the previous entries to paid-in capital for warrants and stock options that were issued in 2006 and 2008 when it was determined that they were properly booked as liabilities under EITF 00-19 and SFAS 123R, respectively.  The change is summarized as follows:

Value of 2006 warrants at issuance	$30,000
Value of 2008 warrants at issuance	195,895
Value of 2008 stock options at issuance	209,439
Change in Paid in Capital as of December 31, 2008	$435,334

(3)	This change is a result of the net changes to the value of the derivative liabilities associated with the warrants and options not previously booked as liabilities. They are summarized as follows:

Change in value of 2006 warrants from date of issuance	$27,754
Change in value of 2008 warrants from date of issuance	19,810
Change in value of stock options from date of issuance	20,928
Total change in accumulated deficit as of December 31, 2008	$68,492

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Some of the statements in this Form 10-Q are forward-looking statements about what may happen in the future. Forward looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in this Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or  phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information included herein and in our Form 10, particularly the discussion of risk factors in Part I along with the financial statements and the notes to the financial statements included in the Form 10. The forward-looking statements in this Form 10-Q are made only as of the date of this Form 10-Q. We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

AccessKey IP has developed a patent-pending encryption technology that has been applied to enable the secure delivery of High Definition quality TV content to both the home television and personal computer.   AccessKey has developed and tested its products but the Company has not sold any units to date.   Upon the receipt of orders, the Company is prepared to manufacture products.

The Company is currently selling consumer electronics through its TeknoCreations subsidiary. Specifically, the Company began sales of the InCharge inductive charger through TeknoCreations in July 2008 and its Tekcases in May 2009.  The InCharge system enables users of Nintendo Wii, Sony PlayStation 3 or Microsoft Xbox 360 to rapidly recharge their gaming handsets through the InCharge charging base.   Our Tekcases are leather cases with rechargeable Lithium Ion batteries built in that give Nintendo DS Lite and DSi portable gaming devices twice the playing time in between battery charges.

AccessKey IP

AccessKey IP was founded to participate in the explosive growth of digital communications and entertainment related services.  Through our patent pending technology, we have developed a line of products to enable Telcos (telecommunication companies) to offer converged services comprising broadband Internet access and IP (Internet Protocol) based TV and entertainment.  Our technology has been implemented into a set top box and a USB device.  Both of these devices enable secure subscriber identification.  The set top box implements our technology for use with a television and the USB device implements our technology for use with a personal computer.  As of June 2009 both of these products have been fully developed and completed but to date, we have not sold any units.

TeknoCreations (Subsidiary)

TeknoCreations, Inc., a Nevada corporation, was founded to participate in consumer electronics and business security needs. TeknoCreations designs high quality products with attractive pricing to enhance the consumer’s favorite electronics product and the expanding security needs of corporate America. The focus of the company is to sell products wholesale; through distributors and direct to retailers, Etailers and DMRs (Direct Market Retailers).
TeknoCreations began marketing and selling InCharge products in July 2008.   The InCharge units replace the batteries in  handheld controller units for home-based gaming systems with a rechargeable battery pack that is recharged through contactless magnetic induction.  These are available for the Sony PlayStation, Nintendo Wii and the Microsoft Xbox.

TeknoCreations began selling TekCases for the Nintendo DS Lite and DSi in May 2009.  The TekCases give the units twice the playtime as well as make them more attractive and protect them as well.  The Lithium Ion rechargeable battery inside of the case requires no removal for recharging.

Significant Customer

TeknoCreations does a significant amount of business with Jack of All Games (Canada), Inc. (“JOAG-C”).  Sales to this customer represented $1,378,386 of the $1,596,038 (86.3% of total revenues) reported in the year ended December 31, 2008.  Sales to JOAG-C in the six months ended June 30, 2009 were equal to $187,342.  This represented 70.9% of Tekno’s gross sales of $264,123 (this gross sales figure does not include returns).  As of March 31, 2009, JOAG-C owed Tekno $472,155 as an account receivable from sales in 2008.  This amount was fulfilled in the quarter ended June 30, 3009 by a return of sales originally valued at $433,933 and payment of the remaining balance.  We believe that these returns were due to extraneous circumstances and should not be indicative of future returns. As of June 30, 2009, JOAG-C owes Tekno $162,132.

JOINT VENTURE – CSI Digital

AccessKey has recently completed adopting its technology to a customized set top box under a joint development contract with CSI Digital (hereinafter referred to as "CSI" or "CSI Digital").  This agreement was entered into on May 15, 2008.  AccessKey and CSI are both engaged in the development and delivery of technology, products, services, and content associated with the Cable TV and Internet Protocol Television (“IPTV”) industries. Under the $1.5 million contract, AccessKey is providing specialized IPTV related development services for CSI Digital and its customers.  AccessKey completed the development of the specialized boxes in June 2009.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

Net Sales Revenue

We reported net revenues of $731,725 in the quarter ended June 30, 2009 (our gross revenues were equal to $1,165,658 and we received returns equal to $433,933 from one customer resulting in our net revenue figure of $731,725). Our net revenues increased 7217% from revenues of $10,000 in the quarter ended June 30, 2008. The increase in our revenues was a result of many factors.  Our only revenues in the quarter ended June 30, 2008 were from a licensing fee of $10,000.  We had no such revenues in the quarter ended June 30, 2009.  We recorded revenues in the amount of $910,650 on a development services agreement that was completed in the quarter.  We view this type of agreement as part of our ordinary operations as we plan on entering into similar agreements to jointly develop products in the future.  Our wholly-owned subsidiary, TeknoCreations, Inc. (“Tekno”), generated gross revenues of $255,008 (Tekno’s revenues net of returns were equal to $(178,925), a negative number representing more returns than sales as a result of returns of $433,933).  The largest components of our sales were from InCharge units for the Nintendo Wii ($118,040 of gross revenues in the quarter or 46.3% of gross revenues), TekCases for the Nintendo DSi ($72,080 of gross revenues in the quarter or 28.3% of gross revenues) and TekCases for the Nintendo DS Lite ($63,440 of gross revenues in the quarter or 24.9% of gross revenues for the quarter).  We received returns from one customer in the amount of $433,933.  The returns were InCharge units sold in 2008 ($261,867 worth of InCharge units for the Microsoft Xbox and $172,066 worth of InCharge units for the Sony Play Station 3).  We believe that these returned items can be resold and they have been added back into inventory. Further, we believe that these returns were due to extraneous circumstances and should not be indicative of future returns.

We reported net revenues of $791,342 in the six months ended June 30, 2009 (our gross revenues were equal to $1,225,275 and we received returns equal to $433,933 from one customer resulting in our net revenue figure of $791,342). Our net revenues increased 7813% from total revenues of $10,000 in the six months ended June 30, 2008. The increase in our revenues was a result of many factors.  Our only revenues in the six months ended June 30, 2008 were from a licensing fee of $10,000.  We had no such revenues in the quarter ended June 30, 2009.  We recorded revenues in the amount of $910,650 on a development services agreement that was completed in the quarter ended June 30, 2009.  We view this type of agreement as part of our ordinary operations as we plan on entering into similar agreements to jointly develop products in the future.  Our wholly-owned subsidiary, TeknoCreations, Inc. (“Tekno”), generated gross revenues of $314,625 (Tekno’s revenues net of returns were equal to $(119,308), a negative number representing more returns than sales as a result of returns equal to $433,933).  The largest components of our sales were from InCharge units for the Nintendo Wii ($166,618 of gross revenues in the quarter or 53.0% of gross revenues), TekCases for the Nintendo DSi ($72,080 of gross revenues in the quarter or 22.9% of gross revenues) and TekCases for the Nintendo DS Lite ($63,440 of gross revenues in the quarter or 20.2% of gross revenues for the six month period).  We received returns from one customer in the amount of $433,933.  The returns were InCharge units sold in 2008 ($261,867 worth of InCharge units for the Microsoft Xbox and $172,066 worth of InCharge units for the Sony Play Station 3).  We believe that these returned items can be resold and they have been added back into inventory. Further, we believe that these returns were due to extraneous circumstances and should not be indicative of future returns.

Cost of Sales

Our total cost of sales (not including the returns that reduced our cost of sales by $271,876 to $(105,473)) was $166,403 in the quarter ended June 30, 2009.  We did not report any cost of sales for the quarter ended June 30, 2008.  After accounting for our returns, our gross profit was equal to $837,198 in the quarter ended June 30, 2009.  Our gross profit for the quarter ended June 30, 2008 was equal to $10,000.

The revenues reported from our development services agreement was required to be reported net of the costs to complete the project.  This resulted in no cost of sales being reported on this transaction, so all cost of sales is a result of Tekno’s activity.  Tekno recorded $166,403 in cost of sales in the current quarter (not including the cost of returns that reduced this number below zero).  This resulted in a gross profit on sales of $88,605 (a gross margin of 34.7%).  Our newer products (the TekCases for Nintendo DS Lite and DSi) currently generate a higher gross margin than our other products.  The cost of sales on our TekCase for the DSi was $36,040 for the current quarter, generating a gross profit of $36,040 (a gross margin of 50%).  The cost of sales on our TekCase for the DS Lite was $31,720, generating a gross profit of $31,720 (a gross margin of 50%).  The cost of sales on our InCharge units for the Nintendo Wii was $76,960, generating a gross profit of $41,080 (a gross margin of 34.8%).

Our returns of $433,933 resulted in a reduction of cost of sales in the amount of $271,876.

Our total cost of sales (not including the returns that reduced our cost of sales by $271,876 to $(62,351)) was $209,525 in the six months ended June 30, 2009.  We did not report any cost of sales for the quarter ended June 30, 2008.  After accounting for our returns, our gross profit was equal to $853,693 in the quarter ended June 30, 2009.  Our gross profit for the quarter ended June 30, 2008 was equal to $10,000.

The revenues reported from our development services agreement was required to be reported net of the costs to complete the project.  This resulted in no cost of sales being reported on this transaction, so all cost of sales is a result of Tekno’s activity.  Tekno recorded $209,525 in cost of sales in the six months ended June 30, 2009 (not including the cost of returns that reduced this number below zero).  This resulted in a gross profit on sales of $105,100 (a gross margin of 33.4%).  Our newer products (the TekCases for Nintendo DS Lite and DSi) currently generate a higher gross margin than our other products.  The cost of sales on our TekCase for the DSi was $36,040 for the current quarter, generating a gross profit of $36,040 (a gross margin of 50%).  The cost of sales on our TekCase for the DS Lite was $31,720, generating a gross profit of $31,720 (a gross margin of 50%).  The cost of sales on our InCharge units for the Nintendo Wii was $108,632, generating a gross profit of $57,986 (a gross margin of 34.8%).

Selling, General and Administrative

Our selling, general and administrative expenses were $254,133 in the quarter ended June 30, 2009. This was an increase of approximately 24.0% from the selling, general and administrative expenses of $204,910 reported in the quarter ended June 30, 2008. The increase in SG&A is primarily attributable additional advertising and professional fees.

The largest components of our SG&A are legal and professional services and advertising.  Our advertising expense increased from none in the quarter ended June 30, 2008 to $48,598 in the quarter ended June 30, 2009.  In the prior year, we had not begun to advertise our Tekno products.  We started advertising campaigns in the third quarter of 2008 and commenced sales of these products in July 2008.

We spent $155,559 on legal and professional fees in the quarter ended June 30, 2009. This was an increase of 54.7% over the legal and professional fees of $100,560 in the quarter ended June 30, 2008.  A large portion of our legal and professional fees related to the task of making various filings required by the SEC and responding to comments of the SEC relating to those filings.  We anticipate continued legal and professional fees at approximately our current level of expense as we attempt our move to be listed on the OTC Bulletin Board.

Our selling, general and administrative expenses were $585,203 in the six month period ended June 30, 2009. This was an increase of approximately 60.5% from the selling, general and administrative expenses of $364,616 reported in the six months ended June 30, 2008. The increase in SG&A is attributable to additional advertising and professional fees.

Operating Loss

We reported operating income of $571,380 in the quarter ended June 30, 2009 compared to an operating loss of ($195,467) in the quarter ended June 30, 2008.  Our operating income in the current quarter was a result of recording $910,650 in revenues from our development services agreement with CSI.

We reported operating income of $246,805 in the six month ended June 30, 2009 compared to an operating loss of ($368,798) in the six months ended June 30, 2008.  Our operating income in the six month period was a result of recording $910,650 in revenues from our development services agreement with CSI.

Interest Expense

We incurred interest expense of $454,333 in the quarter ended June 30, 2009.  This was an increase of 12.0% from interest expense of $405,529 which was incurred in the quarter ended June 30, 2008.

Our total interest expense is a function of two components – the interest expense accrued under our various note agreements and the financing costs booked as interest expense due to certain accounting rules relating to convertible debentures.  The interest portion related to the accrual of interest under the terms of our various note agreements was $335,872 for the quarter ended June 30, 2009 and the portion related to financing costs was $118,461.

Of the interest expense in the quarter ended June 30, 2008, $138,825 was due to accrual of interest under the terms of the note agreements. The remaining $266,704 in interest expense related to financing costs.

The increase in the accrued interest expense under our note agreements (from $138,825 to $335,872, an increase of 141.9%) is as a result of a higher principal balance and a higher effective interest rate as all of our notes are were in default in the quarter ended June 30, 2009.  The default interest rate on $4,944,692 was accrued at 18%.  Our other defaulted note in the amount of $200,000 does not have a default interest rate and continues to accrue interest at 12% (this note did not fall into default until July  2009).

We incurred interest expense of $1,660,622 in the six months ended June 30, 2009.  This was an increase of 108.7% from interest expense of $795,571 which was incurred in the six months ended June 30, 2008.

Our total interest expense is a function of two components – the interest expense accrued under our various note agreements and the financing costs booked as interest expense due to certain accounting rules relating to convertible debentures.  The interest portion related to the accrual of interest under the terms of our various note agreements was $1,316,369 for the six months ended June 30, 2009 and the portion related to financing costs was $344,253.

Of the interest expense in the six months ended June 30, 2008, $262,163 was due to accrual of interest under the terms of the note agreements. The remaining $533,408 in interest expense related to financing costs.

The increase in the accrued interest expense under our note agreements (from $262,163 to $1,316,369, an increase of 402.1%) is as a result of a higher principal balance and a higher effective interest rate as nearly all of our notes are subject to the interest rate calculations described below for the quarter ended March 31, 2008 (resulting in an interest charge of $1,087,828 for this quarter on notes with a principal balance of approximately $4.7 million) and all of our notes payable were in default in the quarter ended June 30, 2009.  The default interest rate on $4,944,692 was accrued at 18% for the quarter ended June 30, 2009.  Our other defaulted note in the amount of $200,000 does not have a default interest rate and continues to accrue interest at 12% (this note did not fall into default until July 2009).

We renegotiated substantially all of our notes in 2008.  Under the terms of these new note agreements we accrue interest as a function of the increase in our stock price.  We view the terms of these new notes as usurious and unfair.  We signed these note agreements with the stipulation that the interest calculations would be renegotiated by March 31, 2009.  The note holders agreed that renegotiations should be entered into.  The majority of these notes are held by The Nutmeg Group LLC and related entities (collectively, “Nutmeg”).  On March 25, 2009, the Securities and Exchange Commission (“SEC”) froze the assets of Nutmeg.  We are not a party to the action, but this action by the SEC negated the ability of Nutmeg to continue with its negotiations to alter the interest calculations under the notes (our total notes outstanding with Nutmeg is equal to $2,784,921 as of June 30, 2009).  Although there is no guarantee, we expect to eventually have this interest calculation adjusted.  If we are able to renegotiate the note terms we will likely have an adjustment to this interest accrual which will be booked as a forgiveness of indebtedness.

Since our stock price dropped in the quarter ended June 30, 2009, we accrued the default annualized interest rate of 18% in the current quarter.  However, in quarters in which our stock price increases (which occurred in the quarter ended March 31, 2009) and if we are unable to renegotiate the interest expense calculation on our current notes, we could be subject to interest expense that exceeds 25% per quarter on total note balances of $4,595,523.  The following table demonstrates the potential interest rate charges that we could be forced to accrue on these notes as a result of increases in our common stock price:

Quarterly increase in our stock price	1%	3%	5%	10%	15%	25%	50%
Resulting Interest Expense	$ 206,799	$ 206,799	$ 332,345	$ 664,689	$ 997,034	$ 1,661,723	$ 1,661,723
	(default interest rate of 18% per year)	(default interest rate of 18% per year)					(maximum charge of 25% per quarter)

The interest charges shown above are a function of our stock price and the original principal balances of $4,384,197 (under the terms of the notes the accrued interest in 2008 was added to the principal balances as of December 31, 2008 and the new principal balance has been adjusted to $4,595,523).  If our stock price decreases, stays the same or increases less than 2.5% in any given quarter, the interest for the quarter is a minimum of 2.5% on the original principal balance.  This rate has been adjusted to an annualized rate of 18% based on the fact that these notes are now in default and carry a default effective interest rate of 4.5% per quarter.  If our common stock price increases by more than 2.5% in any quarter, the current terms of the notes require us to pay the holders cash interest payments equal to the price change in our stock multiplied by 509,576,455 (the maximum price change is capped at 25% per quarter).  This number of shares represents the cumulative number of “applicable shares” in all of the note agreements.

Debt Forgiveness Income

As of January 1, 2008, we carried various accounts payable in the amount of $475,166 that related to an abandoned business.  This business discontinued its operations in 2004.  These invoices were dated from 2003-2004.  Our business was located in the state of California at the time these debts were incurred. Under the California Code of Civil Procedure, Section 337, an action upon certain written obligations, including any contract, obligation or liability founded upon an instrument in writing must be brought within four years. As these invoices reached the statute of limitations for collectability, we wrote them off. We have obtained a legal opinion as to the statute of limitations. We included these write-offs as debt forgiveness income.  We booked $231,537 in debt forgiveness income in the quarter ended June 30, 2008.   We did not book any such income in the quarter ended June 30, 2009.

We booked total debt forgiveness income of $308,443 in the six months ended June 30, 2008.  No debt forgiveness income was recorded in the six months ended June 30, 2009.

Income Due to Change in Derivative Liability

We reported income in the amount of $408,858 in the quarter ended June 30, 2009 due to the change in our derivative liability.  This was compared to an expense that was booked in the amount of $81,613 in the quarter ended June 30, 2008.  These amounts were booked as a result of our treatment of certain convertible notes payable, warrants and options.  We are required to value the convertible feature of each convertible note when they are issued.  We valued our options and warrants at the time of issuance as well.  These valuations are done again on a quarterly basis.  The changes in these values, which are based on a Black Scholes valuation, are recorded as income if the value decreases or an expense upon the increase in the valuation.

We reported income in the amount of $126,152 in the six months ended June 30, 2009 due to the change in our derivative liability.  This was compared to income of $550,564 in the six months ended June 30, 2008.

Net Income (Loss)

Our net income for the quarter ended June 30, 2009 was $526,993, compared to a loss of ($451,072) in the quarter ended June 30, 2008.  This dramatic swing in net income (loss) was due to a number of factors described above.  In brief, we recorded income from our development services agreement with CSI in the amount of $910,650 in the quarter ended June 30, 2009 and recorded no such income in the prior period.  Our income due to change in derivative liability was $408,858 in the quarter ended June 30, 2009, compared to an expense of  $81,613 in the quarter ended June 30,2008.

Our net loss for the six months ended June 30, 2009 was ($1,266,064), compared to a loss of ($305,362) in the six months ended June 30, 2008.  This increased net loss was due to a number of factors described above, primarily due to an increase in SG&A and interest expense.

Liquidity and Capital Resources

Our principal use of cash is to pay for operating expenses.  As of June 30, 2009, we had total cash of $21,377 and total current assets of $897,005.  Our current assets were comprised of our cash, accounts receivable of $283,534 and inventory of $592,094.  We had a working capital deficit of $6,207,823.

In the six months ended June 30, 2009, our operations required $494,963 in cash.  Our operations in the six month ended June 30, 2008 generated cash of $6,152.   The increase in the cash requirement for operations is a result of emerging from the development stage and our beginning to incur additional SG&A costs in the six months ended June 30, 2009.  Additionally, we received $800,000 toward our development services agreement in the six months ended June 30, 2008.

We loaned $10,000 to an officer in the six months ended June 30, 2009.  This loan was repaid, with interest, by the end of the period. This note was made and paid back in full prior to AccessKey being a reporting company so it is not a violation of Sarbanes-Oxley rules.

Our operations were financed through the issuance of notes to various investors.  We netted $840,000 from the issuance of new notes in the six months ended June 30, 2009 ($200,000 was in the quarter ended June 30, 2009).   In this period, we made payments of $532,124 on our notes ($6,000 of this amount was in the quarter ended June 30, 2009).

We have $541,294 in convertible debt outstanding as of June 30, 2009.  At this date, the debt could have been converted into approximately 103 million shares of our common stock.  We also have 51 million warrants and 21 million options outstanding to purchase shares of our common stock. The Company has 400 million shares of common stock authorized and 363,276,388 shares of common stock outstanding, so there are not adequate shares to cover the potential conversion of the debt and/or the exercise of the outstanding stock warrants and options.

We anticipate that more of our working capital requirements will be met through operating revenues in the future.  However, our management may have to continue funding operations through the issuance of additional notes or through the sales of our stock.  There is no guarantee that management will be able to continue funding operations through the sale of notes or stock.

We do not currently maintain a long-term credit facility or any other external source of long-term funding. The lack of such a facility or source may generate a material deficiency in our liquidity. Our current debt obligations and long-term operations will require a substantial amount of capital (approximately $5.14 million plus accrued interest). We anticipate that in the future our revenues will be adequate to fund our operations and repay our debt obligations. If our revenues are not adequate, we will be forced to raise additional capital through the issuance of additional notes and/or through the sales of our stock. We may also have to renegotiate our current debt as we are unable to honor the notes under their current terms.  If we are able to do so, the new terms of any renegotiated notes may have less favorable terms than the current terms of the notes. We are currently in default under all of our note obligations in the amount of $5,144,692 for failure to make interest payments due in April 2009 and principal payments in July 2009. We are currently unable to renegotiate our notes with the Nutmeg Group who hold a substantial amount of our notes payable (as of June 30, 2009 the total principal balance on these notes was equal to $2,784,921). On March 25, 2009, the SEC froze the assets of the Nutmeg Group, LLC and other related entities. We can not provide any assurances that either increased revenues or future capital raises, if any, will be able to support our long-term operations and repay our long-term debt obligations.

Commitments and Contractual Obligations

We have entered into various notes payable to finance our operations over the past three years.  The majority of these notes were renegotiated in 2008.  These notes represent the bulk of our financial contractual obligations.  We entered into two new notes in 2009.  As a result of our failure to make required interest payments in April 2009 and principal payments in July 2009, all of the notes are in default and are now due and payable. The total amount of notes now currently due is $5,144,692 plus accrued interest.

All notes payable renegotiated in 2008 are subject to certain interest calculations that we are trying to renegotiate.  The current interest calculations are made quarterly as a function of our stock price and the original principal balances of $4,384,197 (under the terms of the notes the accrued interest in 2008 was added to the principal balances as of December 31, 2008 to make the current principal balances $4,595,523 as shown above).  If our stock price decreases, stays the same or increases less than 2.5% in any given quarter, the interest for the quarter is a minimum of 2.5% on the original principal balance (due to our default under these notes, the default annual interest rate of 18% now applies, so the minimum effective quarterly interest is now at 4.5% per quarter).   If our common stock price increases by more than 2.5% in any quarter, the current terms of the notes require us to pay the holders cash interest payments equal to the price change in our stock multiplied by 509,576,455.  This number of shares represents the cumulative number of “applicable shares” in all of the note agreements.  As per the terms of the note agreements, the maximum interest rate is 25% per quarter (based on the original note balance).  We originally signed these note agreements, which superseded several old note agreements, with an addendum that stated we did not accept the interest rate calculations.  The addendum was not signed by the note holders, but they agreed in principle to adjust the interest calculations under the notes.  We are confident that the interest rates on the notes can be negotiated to a calculation that we feel is more reasonable.  As stated in the addendum, we had an understanding with our note holders that the interest rate calculations would be adjusted by March 31, 2009.  However, on March 25, 2009, the Securities and Exchange Commission (“SEC”) froze the assets of The Nutmeg Group LLC and other related entities (“Nutmeg”).  Nutmeg holds the majority of our notes payable.  We are not a party to the action, but this action by the SEC negated the ability of Nutmeg to continue with its negotiations to alter the interest calculations under the notes.  Because of this fact, we have accrued interest at a rate of up to 30% for the quarter ended March 31, 2009 under some of these note agreements.  The default interest rate of 18% was accrued in the quarter ended June 30, 2009.  Although there is no guarantee, we expect to eventually have this interest calculation adjusted.  If we are able to renegotiate the note terms we will likely have an adjustment to this interest accrual which will be booked as a forgiveness of indebtedness.

Material Contracts

We have entered into consulting agreements with our officers:  George Stevens and Bruce Palmer and two other consultants, Craig Erickson and Mark Kasok (both Erickson and Kasok are vice presidents).   All of these contracts call for monthly payments, stock options and bonuses to be granted as we see fit, monthly expense reimbursements and, in some cases, a severance payment upon termination.

The agreement with George Stevens was made through his company, Stevens Resource Group.  It was executed on April 1, 2008 and calls for Stevens to be our Chief Executive Officer.   This contract does not have a term and may be cancelled by either party with a 30-day notice.  The contract calls for us to pay Stevens $7,000 per month.  We may grant stock options and pay bonuses and we are required to pay Mr. Steven’s expenses associated with carrying out his duties.  If we cancel the contract, we are required to pay Mr. Stevens $84,000.  In conjunction with his services rendered to the Company, we issued Mr. Stevens 7,000,000 stock options.  These stock options were issued in one million option blocks with exercise prices between $0.045 and $0.10.  The options have a 10-year term.

Our agreement with Bruce Palmer was executed on April 1, 2008 and calls for Mr. Palmer to be President of TeknoCreations, our wholly-owned subsidiary.  Mr. Palmer also acts as our Chief Financial Officer and President.  His contract does not have a term and may be cancelled by either party with a 30-day notice.  The contract calls for us to pay Mr. Palmer $7,000 per month.  We may grant stock options and pay bonuses and we are required to pay Mr. Palmer’s expenses associated with carrying out his duties.  If we cancel the contract, we are required to pay Mr. Palmer $84,000.  In conjunction with his services rendered to the Company, we issued Mr. Palmer 7,000,000 stock options.  These stock options were issued in one million option blocks with exercise prices between $0.045 and $0.10.  The options have a 10-year term.

Our agreement with Craig Erickson was executed on May 22, 2007 and calls for Mr. Erickson to perform various duties that include product design. This contract does not have a term and may be cancelled by either party with a 30-day notice.  The contract calls for us to pay Mr. Erickson $11,000 per month.  We may grant stock options and pay bonuses and we are required to pay Mr. Erickson’s expenses associated with carrying out his duties.  In conjunction with his services rendered to the Company, we issued Mr. Erickson 3,500,000 stock options.  These stock options were issued in 500,000 option blocks with exercise prices between $0.045 and $0.10.  The options have a 10-year term.

Our agreement with Mark Kasok was executed on May 22, 2007 and calls for him to perform various duties relating to sales and marketing for TeknoCreations.  This contract does not have a term and may be cancelled by either party with a 30-day notice.  The contract calls for us to pay Mr. Kasok $7,500 per month.  We were also to issue 500,000 shares of our common stock to Kasok.  This stock was issued to Kasok in August 2009.  We may also grant stock options and pay bonuses and we are required to pay Mr. Kasok’s expenses associated with carrying out his duties.  In conjunction with his services rendered, we issued Mr. Mr. Kasok 3,500,000 stock options.  These stock options were issued in 500,000 option blocks with exercise prices between $0.045 and $0.10.  The options have a 10-year term.

On May 15, 2008, we entered into a Master Development Contract with CSI Digital, Inc.  Under the terms of the contract CSI is paying us $1.5 million to integrate our technology into a set-top box.  We completed our work under this contract in June 2009.  We received $1.4 million from CSI Digital during the year ended December 31, 2008 and another $12,000 in 2009.  The remaining $88,000 is owed to us as of June 30, 2009.  We spent a total of $589,350 fulfilling our obligations under the contract.  Upon our completion of the contract in June 2009, we recorded the net amount generated from the contract of $910,650 as revenues.

On May 17, 2008, we entered into a Contract for Consultancy with Diamond Apple, Ltd.  We contracted with Diamond Apple to assist us in the software development for the set-top box under the CSI Digital agreement mentioned above.  We consider the amount paid to Diamond Apple proprietary information.

Our subsidiary, TeknoCreations, Inc., had one customer, Jack of All Games (Canada ), Inc. (“JOAG-C”) that accounted for 86.3% of its total sales in 2008 and 70.9% of sales in the six months ended June 30, 2009.  Tekno entered into a Distribution Agreement with JOAG-C on March 12, 2008.  The agreement appointed JOAG-C as a non-exclusive distributor for Tekno in Canada.  Tekno is to supply JOAG-C with product requests with payments due to Tekno in 45 days.  Tekno can set prices and implement changes in prices with 60 days notice.  Tekno generated $1,378,386 in sales during the year ended December 31, 2008 and $187,342 in the six months ended June 30, 2009 under the terms of this agreement.   During the quarter ended June 30, 2009, JOAG-C made returns of $433,933.  As of June 30, 2009, JOAG-C owed Tekno $169,132.

Tekno entered into a Supplemental Vendor Purchase Agreement with D&H Distributing Company (“D&H”) on March 7, 2008.  Tekno entered into this agreement to allow D&H to sell InCharge units to large format retailers, such as CompUSA, Wal-Mart, Sam’s Club, Office Max, Office Depot and Staples.  Tekno is to pay D&H a marketing fee equal to the greater of 5% of net purchases or $3,000 per quarter.  D&H is required to pay for its purchases within 45 days and is due a volume rebate equal to 2% of purchases.  Tekno generated $74,725 in sales during the year ended December 31, 2008 and $54,209 in the six months ended June 30, 2009 under the terms of this agreement. As of June 30, 2009, D&H owed Tekno $12,002.

We purchase our InCharge units through a Chinese company, Ever Sparkle.  We do not have a contract with them, but instead we issue purchase orders.  Upon payment in full, we assume ownership of inventory when it departs China.

OFF-BALANCE SHEET ARRANGEMENTS

Through June 30, 2009, we did not have any relationships with entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(a) As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934). Based upon that evaluation, our CEO and CFO concluded, as of the date of such evaluation, that our disclosure controls and procedures were effective.

(b) No changes were made in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(c) Limitations. Our management, including our CEO and CFO, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required as we are a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any equity securities during the quarter ended June 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

No.	Description
3.1	Restated Articles of Incorporation*
3.2	Bylaws*
4.1	Form of Common Stock Certificate*
4.2	Certificate of Designation of the Rights and Preferences of the Series A Preferred Stock*
10.31	Common Stock Purchase Warrant in the name of Physicians Healthcare Management Group, Inc.*
10.32	$200,000 April 3, 2009 Note with The Melanie S. Altholtz Irrevocable Trust*
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Previously filed with the Securities Exchange Commission as an Exhibit to the Registration Statement on Form 10, File No. 000-53664

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESSKEY IP, INC.

August 19, 2009	/s/ George Q. Stevens
George Q. Stevens
Chief Executive Officer and Chairman

August 19, 2009	/s/ Bruce M. Palmer
Bruce M. Palmer
President, Secretary and Chief Financial Officer