Form 10-Q/A
period 2009-06-30
AccessKey IP, Inc.
filed 2009-09-04
CIK 1460685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to
FORM 10-Q/A

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

(a) As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934). Based upon that evaluation, our CEO and CFO concluded, as of the date of such evaluation, that our disclosure controls and procedures were effective.   However, subsequent  to the period ended June 30, 2009, the Company restated its financial statements for the years ended December 31, 2007 and 2008 and the quarterly period ended March 31, 2009 based on errors discovered related to warrants and options needing to be treated as liabilities rather than equity. This caused the Company to conclude its disclosure controls and procedures were not effective.  The Company implemented a new control procedure to analyze all equity and derivative issuances for potential liability.  Since the Company has corrected the errors, the Company now maintains that its disclosure controls and procedures (defined in Rule 13a-15(e) or 15(d)-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time frames specified in the Commission’s rules and forms) are effective .

(b) No changes were made in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.   However, as discussed above relating to the restatement, changes were made subsequent to June 30, 2009 to ensure the controls are now effective.

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

ACCESSKEY IP, INC.

September 4, 2009	/s/ George Q. Stevens
George Q. Stevens
Chief Executive Officer and Chairman

September 4, 2009	/s/ Bruce M. Palmer
Bruce M. Palmer
President, Secretary and Chief Financial Officer