Form 10-Q
period 2009-09-30
AccessKey IP, Inc.
filed 2009-11-23
CIK 1460685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

Commission File Number: 0-053664

ACCESSKEY IP, INC.
(Exact name of registrant as specified in its charter)

Nevada	41-1735422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8100 M4 Wyoming Blvd. NE	87113
(Address of principal executive offices)	(Zip Code)

(310) 734-4254
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of  Regulation S-T (§232.405 of this chapter) during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

At November 9, 2009, 402,988,888 shares of the registrant's common stock (par value $0.001 per share) were outstanding.

ACCESSKEY IP, INC. AND SUBSIDIARY

PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS FOR QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2009

AccessKey IP, Inc. and subsidiary
Consolidated balance sheets
(unaudited)

ASSETS	December 31,	September 30,
	2008	2009
Current assets
Cash	$227,683	$41,685
Accounts receivable	1,010,173	161,464
Inventory	26,994	401,552
Notes receivable (net of reserve of $32,000 and $42,000) (Note 15)	10,000	-
Interest receivable (net of reserve of none and $6,942)	3,281	-
Prepaid expenses	-	5,000
Deposits	60,000	-
Total current assets	1,338,131	609,701

Property and equipment (net of accumulated depreciation of none)	-	7,500

TOTAL ASSETS	$1,338,131	$617,201

LIABILITIES AND STOCKHOLDERS' DEFICIT	December 31,	September 30,
	2008	2009
Current liabilities
Accounts payable	$58,639	$76,552
Accrued liabilities (Note 4)	907,976	2,527,679
Accrued liabilities to Officers (Note 4)	110,000	13,584
Notes payable, net of unamortized discount of none and $210,411 (Note 11)	241,294	5,112,496
Note payable to officer	-	32,000
Prepaid research and development (Note 12)	916,290	-
Total current liabilities	2,234,199	7,762,311

Notes payable (Note 11)	4,595,523	-
Derivative liability	633,456	1,027,396
	5,228,979	1,027,396

Total liabilities	7,463,178	8,789,707

Stockholders' deficit
Preferred stock, Series A, par value of $0.001 per share, preferred liquidation value of $10.00 per share, 1,500,000 shares authorized and 1,231,341 shares outstanding as of December 31, 2008, and as of September 30, 2009 total liquidation preference of $12,313,410	1,231	1,231
Preferred stock, Series B, par value of $0.001 per share, no preferred liquidation value, 1,200,000 authorized, no shares outstanding as of December 31, 2008 and 1,200,000 shares outstanding as of September 30, 2009	-	1,200
Common stock, par value $0.001 per share, 1,500,000,000 shares authorized and 366,776,388 shares issued and outstanding as of December 31, 2008 and 372,988,888 issued and outstanding as of September 30, 2009	366,776	372,989
Paid-in capital	7,021,567	8,230,653
Accumulated deficit	(13,514,621)	(16,778,579)
Total stockholders' deficit	(6,125,047)	(8,172,506)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,338,131	$617,201

See notes to interim unaudited consolidated financial statements

AccessKey IP, Inc. and subsidiary
Statements of Operations
(unaudited)	Quarter ended
	September 30,
	2008	2009
Service revenue	$-	$-
Product sales	174,790	151,488

Total revenues	174,790	151,488

Cost of sales	148,367	218,268

Gross profit	26,423	(66,780)

Selling, general and administrative	223,799	1,416,283
Research & development costs	-	-
Bad debt expense	-	1,257

Total operating expenses	223,799	1,417,540

Operating income (loss)	(197,376)	(1,484,320)

Interest expense	(414,405)	(1,025,771)
Interest income	-	1,257
Debt forgiveness income	93,076	-
Income (loss) due to change in derivative liability	423,195	529,940

Net income (loss) before income taxes	(95,510)	(1,978,894)

Provision for income taxes	-	-

Net income (loss)	$(95,510)	$(1,978,894)

Basic net income (loss) per share	nil	$(0.01)
Fully diluted net income per share	nil	$(0.01)

Weighted average number of common shares	361,109,721	365,590,555
Fully diluted weighted average number of common shares	361,109,721	365,590,555

See notes to interim unaudited consolidated financial statements

AccessKey IP, Inc. and subsidiary
Statements of Operations
(unaudited)	Nine months ended
	September 30,
	2008	2009

Service revenue	$-	$910,650
Product sales (net of returns of none and $433,933)	184,790	32,180

Total revenues	184,790	942,830

Cost of sales (net of returns of none and $271,876)	148,924	155,917

Gross profit	35,866	786,913

Selling, general and administrative	588,412	2,001,436
Research & development costs	13,625	6,000
Bad debt expense	-	16,942

Total operating expenses	602,037	2,024,428

Operating income (loss)	(566,171)	(1,237,515)

Interest expense	(1,209,978)	(2,686,393)
Interest income	-	3,858
Debt forgiveness income	401,519	-
Income due to change in derivative liability	973,759	656,092

Net income (loss) before income taxes	(400,871)	(3,263,958)

Provision for income taxes	-	(0)

Net income (loss)	$(400,871)	$(3,263,958)

Basic net income (loss) per share	nil	$(0.01)
Fully diluted net income per share	nil	$(0.01)

Weighted average number of common shares	354,191,872	364,242,222
Fully diluted weighted average number of common shares	354,191,872	364,242,222

See notes to interim unaudited consolidated financial statements

AccessKey IP, Inc. and subsidiary
Statement of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2008	2009
Cash flow from operating activities
Net income (loss)	$(400,871)	$(3,263,958)
Expenses paid with common stock	282,520	74,374
Expenses paid with preferred stock	-	1,100,000
Expenses paid with options	-	9,623
Change in derivative liabilities	(973,759)	(656,092)
Non-cash interest expense and financing costs	646,718	1,029,338
(Increase) decrease in accounts receivable	(98,142)	848,708
(Decrease) increase in bad debt allowance	-	10,000
(Decrease) increase in interest receivable reserve allowance	-	6,942
(Increase) decrease in interest receivable	-	(3,661)
(Increase) decrease in prepaid expenses		(5,000)
(Increase) decrease in deposits	-	60,000
(Decrease) increase in accounts payable	(515,494)	17,913
(Decrease) increase in accrued expenses	187,496	1,655,703
(Decrease) increase in amounts accrued to related parties	-	(96,416)
(Decrease) increase in deferred revenue	876,340	(916,290)
(Increase) decrease in inventory	(481,430)	(374,558)
Net cash provided by (used in) operating activities	(476,622)	(503,374)

Cash flow from investing activities
Note receivable from officer	-	(10,000)
Note receivable	(42,000)	-
Payments received on note receivable from officer	-	10,000
Net cash provided by (used in) investing activities	(42,000)	-

Cash flow from financing activities
Repurchase of common stock	-	(22,500)
Loans from officers	-	56,000
Repayments of officer loans	-	(24,000)
Proceeds from loans	1,317,567	840,000
Payments on loans	(645,000)	(532,124)
Net cash provided by financing activities	672,567	317,376

Net cash increase (decrease)	153,945	(185,998)

Cash at beginning of year	22,015	227,683

Cash at end of period	$175,960	$41,685

Supplemental information
Cash paid for taxes	$-	$-
Cash paid for interest expense	$-	$2,400
Preferred stock issued for accrued bonuses to officers	$-	$36,000

See notes to interim unaudited consolidated financial statements

ACCESSKEY IP, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

AccessKey IP, Inc., a Nevada corporation (the “Company” or “AccessKey”), is a public company trading under the symbol “AKYI” on the Pink Sheets.  AccessKey is a technology company that has developed proprietary encryption technology which has applications for the Internet Protocol Television (“IPTV”) industry.  Through its wholly-owned subsidiary, TeknoCreations, Inc., it has also developed inductive chargers for in-home play station gaming devices and cases with built in lithium ion batteries for portable gaming devices.

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

Through its wholly-owned subsidiary, TeknoCreations, Inc., the Company has developed the InCharge inductive charger and the Tekcase.  The InCharge system enables users of Nintendo Wii, Sony PlayStation 3 or Microsoft Xbox 360 to rapidly recharge their gaming handsets through the InCharge charging base.  The Company began sales of this product in July 2008.  The Tekcase has currently been developed for use with the Nintendo DS Lite and DSi.  It is available in a plastic and leather case to protect the product and has a built in lithium ion battery which offers the user twice the playing time between charges.

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

Revenue Recognition:  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is probable. Our InCharge and Tekcase units are sold FOB from our shipping point.  We recognize the revenues from these sales upon shipping them.  They do not include any maintenance or service contracts; therefore none of the revenues from these sales are deferred.  The contract with CSI Digital was recognized as income under AICPA Statement of Position 97-2 (“SOP 97-2”), ASC Topic 985.  Paragraph 12 of SOP 97-2 requires that revenue from the entire arrangement be initially deferred and recognized upon product delivery.   The Company delivered the product under this agreement in the quarter ended June 30, 2009 and included all previously deferred revenues as income in the nine months ended September 30, 2009.

Tekno sales have provisions for estimated product returns and allowances based on the Company’s historical experience. This reserve allowance is currently at two percent of gross sales.  After we received a high volume of sales returns in June 2009, we reviewed this reserve allowance for adequacy.  After this review, we determined that the returns in the quarter ended June 30, 2009 were due to extraneous circumstances that should not be indicative of future returns.  Tekno sales are recorded upon the shipment of product after the receipt of purchase orders.  Customers are billed at net 45 days of billing.

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

Notes Receivable:   AccessKey has issued three notes receivable to one third party.  As of September 30, 2009 all of those notes were past due and a reserve allowance for the entire amount of $42,000 has been booked. We have accrued interest income on the notes of $6,942 since the notes were made.  We have also reserved against all of this accrued interest receivable.  See Note 7.

Inventories:  AccessKey carries its inventories at cost, inclusive of freight and sales taxes.

Property and Equipment: The Company began work on a demonstration model of its set top box in the quarter ended September 30, 2009.  The costs to date have been capitalized as depreciable equipment, but it has yet to be placed in service.  Upon completion we will depreciate the cost of this unit over a 5 year period.

CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES: AccessKey accounts for convertible notes payable and warrants in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," ASC Topic 815. This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. Emerging Issue Task Force (EITF) 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument or classified in stockholders' equity.

Certain convertible notes payable issued by AccessKey were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The accounting guidance also requires that the conversion feature be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.  Several convertible notes payable were renegotiated into non-convertible notes payable in 2008 and 2009 at which time the derivative liability associated with these notes was reduced to zero.

A Black-Scholes valuation calculation was applied to the conversion features of convertible debentures at issuance dates and again as of the end of each quarter. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount was amortized over the life of the debts using the effective interest method. The September 30, 2008, December 31, 2008 and September 30, 2009 valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

Similarly, certain warrants issued by AccessKey were determined to meet the criteria for liability treatment under EITF 00-19.  These warrants were initially valued using a Black-Scholes valuation calculation on the dates of issuance.  They were again valued at September 30, 2008, December 31, 2008 and September 30, 2009.  These latter valuations were used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

Stock Options:  AccessKey follows the guidance of Statement of Financial Accounting Standards (SFAS) No. 123R, "SHARE-BASED PAYMENT," ASC Topic 718, for treatment of its stock options.  The Company issued stock options in November of 2008 and did not properly reserve shares to cover the exercise of the options.  As a result, the Company did not have the ability to settle with shares and accounted for these options as a liability.  These options issued by AccessKey were initially valued using a Black-Scholes valuation calculation on the dates of issuance.  This amount was deducted as compensation expense.  They were again valued at December 31, 2008 and September 30, 2009.  These valuations were used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.  Despite increasing its number of authorized shares from 400 million to 1.5 billion, the Company has continued to treat the value of these options as a liability.  The Company issued 1 million new options on September 29, 2009 to a consultant.  The Company has reserved adequate shares to settle these options in shares and has expensed the value of these options in the quarter ended September 30, 2009.

Common Stock:  On September 25, 2009, AccessKey increased the number of authorized $0.001 par value common stock shares from 400,000,000 to 1,500,000,000.

Preferred Stock:  AccessKey has authorized 5,000,000 shares of preferred stock.  On June 21, 2002, the Company designated 1,500,000 of these shares as Series A Preferred Stock.  The Series A stock is entitled to common stock dividends.  The preferred stock does not have any conversion rights into common stock.  AccessKey has the right but not the obligation to redeem each share of Series A stock at a price of $10.00 per share.  In the event of voluntary or involuntary liquidation, dissolution, or winding up of the corporation, each share of Series A shall be entitled to receive from the assets of the Company $10.00 per share, which shall be paid or set apart before the payment or distribution of any assets of the corporation to the holders of the Common Stock or any other equity securities of the Company.  Holders of the preferred stock are not entitled to vote on all matters with the holders of the Common Stock.  On September 21, 2009, the Company designated 1,200,000 of these shares as Series B Convertible Preferred Stock.  Each share of Series B stock can convert into one (1) share of common stock; provided however, that no conversion shall be permitted unless (i) the Corporation's common stock is quoted for public trading in the United States or other international securities market and (ii) the Corporation's market capitalization (i.e., the number of issued and outstanding shares of common stock multiplied by the daily closing price) has exceeded Ten Million Dollars ($10,000,000) for 90 consecutive trading days.  Each outstanding share of Series B Convertible Preferred Stock has six hundred twenty five (625) votes on all matters submitted to the stockholders of the Corporation and votes with the common stock on all matters.  The Series B voting separately as a class has the right to elect three persons to serve on the Corporation’s board of directors.  The shares of Series B Convertible Preferred Stock (i) do not have a liquidation preference; (ii) do not accrue, earn, or participate in any dividends; and (iii) are not subject to redemption by the Corporation. As of September 30, 2009, the four holders of the Series B shares held majority voting control of the Company.

Research and Development:  AccessKey incurred expenditures for research and development of $13,625 in the nine months ended September 30, 2008 and $6,000 in the nine months ended September 30, 2009.   These costs were incurred in finalizing the Company’s AccessKey IPTV technology.

Income Taxes: Income tax expense is based on pretax financial accounting income.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Net Income (Loss) Per Share: Basic net loss per share for the quarter and nine months ended September 30, 2009 includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive. Potential shares consist of outstanding warrants, stock options and convertible debt.

Recently Issued Accounting Pronouncements:

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. In the near term, the Company expects funds generated from operations to cover its operating expenses.  The Company can give no assurance that it will be capable of sustaining profitable operations.   However, the Company has incurred a substantial amount of debt, most of which is currently in default.  As of September 30, 2009, the Company is in default on total notes due and payable of $3,931,860 plus accrued interest of $1,375,359.  The Company can give no assurance that it will be capable of paying these notes.   In addition to the defaulted notes, the Company has additional notes in the amount of $1,391,047 due within the next twelve months.

The Company has successfully brought its Tekcases to market and began selling them in May 2009.  It also is actively involved in bringing its TeknoVault product to market.  It anticipates these new products increasing its revenues to alleviate its working capital deficit.  Further, it is actively seeking additional capital.  The Company cannot provide any assurances that either increased revenues or new financings will occur or will raise necessary capital to support its operations over the next twelve months.

The Company incurred a loss of $3,263,958 for the nine months ended September 30, 2009.  It reported a net loss of $400,871 in the nine months ended September 30, 2008.  As of September 30, 2009, the Company had an accumulated deficit of $16,778,579.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at September 30, 2009 consist of:

As of September 30,
2009

Accrued interest expense	$1,629,519
Accrued judgment payable	160,995
Accrued payroll tax liabilities	734,420
Other accrued expenses	2,745

Accrued liabilities (third parties)	2,527,679

Accrued interest payable to officers	584
Accrued bonuses to officers	13,000

Accrued liabilities to officers	13,584

Total accrued liabilities	$2,541,263

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS No. 109], ASC Topic 740.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2008 and September 30, 2009, respectively, the total of all deferred tax assets was approximately $59,226 and $26,164 and the total of the deferred tax liabilities was none for both periods. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

The Company did not record a provision for income tax for the quarters ended September 30, 2008 or September 30, 2009.

The Company adopted the provisions of FASB Interpretation No. 48, ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at September 30, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the quarters ended September 30, 2008 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2009.

The tax adjustments reconciling book income to tax income (prior to any net operating loss deductions) is as follows:

	Quarter ended September 30,
	2008	2009

Book income (loss)	$(95,510)	$(1,978,894)
Temporary differences:
Allowance for bad debts	-	1,257
Accrued expenses to officers	-	(22,416)
Permanent differences:
Finance costs booked as interest expense on convertible debts	251,590	613,830
(Income) loss due to change in derivative liability	(423,195)	(529,940)

Taxable income (loss) before net operating loss deduction	$(267,115)	$(1,916,163)

	Nine Months ended September 30,
	2008	2009

Book income (loss)	$(400,871)	$(3,282,959)
Temporary differences:
Allowance for bad debts	-	16,942
Accrued expenses to officers	-	(13,584)
Permanent differences:
Finance costs booked as interest expense on convertible debts	646,718	1,029,338
(Income) loss due to change in derivative liability	(973,759)	(656,092)

Taxable income (loss) before net operating loss deduction	$(727,912)	$(2,906,355)

A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense at the company's effective rate is as follows as of September 30:

	2008	2009
Computed tax at the expected statutory rate	0.00%	0.00%

State and local income taxes, net of federal benefit	0.00%	0.00%

Other Items	0.00%	0.00%

Income tax expense	0.00%	0.00%

The components of income tax expense (benefit) from continuing operations for the nine months ended September 30, 2008 and 2009 were (based on a federal tax rate of 34% and a state tax rate of 7.6%):

	Nine Months ended September 30,
	2008	2009
Current income tax expense (benefit):
Federal	-	-
State	-	-
Current tax expense (benefit)	-	-

Deferred tax expense (benefit) arising from:
Net operating loss carryforwards	(2,531,448)	(4,574,431)
Allowance for bad debt	-	(20,360)
Accrued expenses to officers	-	(5,651)
Allowance for returns	-	(154)
Valuation allowance due to uncertainty of future income	2,531,448	4,600,597
Net deferred tax expense (benefit)	-	-

As of September 30, 2009, the Company has net operating loss carryforwards, approximately, of $9.8 million to reduce future federal and state taxable income.  To the extent not utilized, the carryforwards will begin to expire through 2028.  The Company's ability to utilize its net operating loss carryforwards is uncertain and thus the Company has not booked a deferred tax asset, since future profits are indeterminable.  A valuation allowance as per FAS 109 paragraph 17(e), ASC Topic 740, has been established to reduce the deferred tax asset to zero.

NOTE 6 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the quarter ended September 30,
	2008	2009

Net income (loss)	$(95,510)	$(1,978,894)

Basic net income (loss) per share	nil	$(0.01)
Fully diluted net income (loss) per share	nil	$(0.01)

Weighted average number of common shares	361,109,721	365,590,555
Fully diluted weighted average number of common shares	361,109,721	365,590,555

	For the nine months ended September 30,
	2008	2009

Net income (loss)	$(400,871)	$(3,263,958)

Basic net income (loss) per share	nil	$(0.01)
Fully diluted net income (loss) per share	nil	$(0.01)

Weighted average number of common shares	354,191,872	364,242,222
Fully diluted weighted average number of common shares	354,191,872	364,242,222

As the Company incurred net losses for the quarter and nine months ended September 30, 2008 and 2009, it has excluded from the calculation of diluted net loss per share approximately 232 million shares and 130 million shares, respectively. These shares assume that all convertible notes could be converted at the market price as of September 30, 2008 and 2009, respectively.   Included in the fully diluted weighted average number of common shares for the quarter ended September 30, 2009 are outstanding warrants and options as well as the amount of shares that all remaining convertible notes could be converted into at the market price as of September 30, 2009.   As of September 30, 2009, the Company has one note that is partially convertible at the option of the holder.  The remaining debt obligations of the Company are convertible at the sole option of the Company.

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

As of September 30, 2009, the Company had accrued and unpaid bonuses to its officers in the total amount of $13,000.

From April through July of 2008, the Company made three loans that totaled $42,000 to Hot Web, Inc.  During this time period, the Company’s Chief Executive Officer and Chairman, George Stevens, was also the CEO and Chairman of Hot Web, Inc.  As of September 30, 2009, all of these loans were in default and the Company has set up a reserve against them.  As of August 2008, Mr. Stevens is no longer affiliated with Hot Web.

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

On July 1, 2009, the Company entered into a consulting agreement with Grant Stevens, the son of the Company’s CEO.  The contract calls for Grant Stevens to act as sales manager for the Company at a fee of $4,000 per month.  He was also issued 500,000 shares of the Company’s restricted common stock (valued at $6,000) under the terms of the agreement.  This contract can be cancelled by either party with 30 days notice.

In July 2009, George Stevens loaned the Company $24,000.  This note was unsecured and bore a flat interest rate of 10%.  The Company paid the loan back in full along with interest of $2,400 in September 2009.

In August 2009, Mark Kasok loaned the Company $32,000.  This note is unsecured and bears an interest rate of 12%.  As of September 30, 2009, the Company has accrued interest of $584 on this note.

On September 21, 2009, George Stevens, Bruce Palmer, Craig Erickson and Mark Kasok (all officers of the Company and/or its wholly-owned subsidiary) were each issued 300,000 shares of Series B Convertible Preferred Stock at a value of $284,000 each.  The value was arrived at by taking the total market capitalization of the Company on the date of issuance (approximately $4.4m) and assuming the value of voting control of the Company to be equal to approximately 25% of this value, or $1.1m. The Company intends on having a third party appraisal on these shares prior to the end of the year. This appraisal will likely result in an adjustment to this value.  The voting rights of these preferred shares were equal to 625 votes per share, or a total of 750,000,000 votes.  This action gave the four officers majority voting control of the Company.

NOTE 8 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," ASC Topic 280, requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. The Company has two segments, the parent company (AccessKeyIP, Inc.) and TeknoCreations, Inc., a wholly-owned subsidiary.  The balance sheet and statement of operations for each segment (and the total consolidated amounts) are shown below:

AccessKey IP, Inc. and subsidiary
Segment-by-segment balance sheets
		Tekno-	Consolidated
ASSETS	AccessKey	Creations	September 30, 2009

Current assets
Cash	$5,458	$36,227	$41,685
Accounts receivable	88,000	73,464	161,464
Inventory	-	401,552	401,552
Notes receivable (net of reserve)	-		-
Interest receivable	-		-
Prepaid expenses	5,000		5,000
Deposits	-	-	-
Total current assets	98,458	511,243	609,701

Property and equipment	7,500	-	7,500

TOTAL ASSETS	$105,958	$511,243	$617,201

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$40,740	$35,812	$76,552
Accrued liabilities	2,523,680	17,583	2,541,263
Notes payable, net of unamortized discount	4,841,866	270,630	5,112,496
Note payable to officer	-	32,000	32,000
Total current liabilities	7,406,286	356,025	7,762,311

Intercompany balance	(1,358,925)	1,358,925	-
Derivative liability	1,027,396	-	1,027,396

Stockholders' deficit
Series A preferred stock	1,231	-	1,231
Series B convertible preferred stock	1,200		1,200
Common stock	372,989	-	372,989
Paid-in capital	8,230,653	-	8,230,653
Accumulated deficit	(15,574,872)	(1,203,707)	(16,778,579)
Total stockholders' deficit	(6,968,799)	(1,203,707)	(8,172,506)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$105,958	$511,243	$617,201

AccessKey IP, Inc. and subsidiary
Segment-by-Segment Statements of Operations

	Quarter ended September 30, 2008		September 30, 2008	Quarter ended September 30, 2009		September 30, 2009
	AccessKey	TeknoCreations	Consolidated	AccessKey	TeknoCreations	Consolidated

Service Revenues	$-	$-	$-	$-	$-	$-
Product sales	-	174,790	174,790	-	151,488	151,488

Total revenues	-	174,790	174,790	-	151,488	151,488

Cost of sales	-	148,367	148,367	-	218,268	218,268

Gross profit	-	26,423	26,423	-	(66,780)	(66,780)

Selling, general and administrative	63,323	160,476	223,799	1,217,606	198,677	1,416,283
Bad debt expense	-	-	-	1,257	-	1,257

Total expenses	63,323	160,476	223,799	1,218,863	198,677	1,417,540

Operating loss	(63,323)	(134,053)	(197,376)	(1,218,863)	(265,457)	(384,320)

Interest expense	(323,910)	(90,495)	(414,405)	(984,090)	(41,681)	(1,025,771)
Interest income	-	-	-	1,257	-	1,257
Debt forgiveness income	93,076	-	93,076	-	-	-
Income (loss) due to change in derivative liability	345,669	77,526	423,195	314,767	215,173	529,940

Net income (loss) before income taxes	51,512	(147,022)	(95,510)	(1,886,929)	(91,965)	(1,978,894)

Provision for income taxes	-	-	-	-	-	-

Net income (loss)	$51,512	$(147,022)	$(95,510)	$(1,886,929)	$(91,965)	$(1,978,894)

AccessKey IP, Inc. and subsidiary
Segment-by-Segment Statements of Operations

	Nine months ended September 30, 2008		September 30, 2008	Nine months ended September 30, 2009		September 30, 2009
	AccessKey	TeknoCreations	Consolidated	AccessKey	TeknoCreations	Consolidated

Service Revenues	$-	$-	$-	$910,650	$-	$910,650
Product sales (net of returns of none and $433,933)	-	184,790	184,790	-	32,180	32,180

Total revenues	-	184,790	184,790	910,650	32,180	942,830

Cost of sales (net of returns of none and $271,876)	-	148,924	148,924	-	155,917	155,917

Gross profit	-	35,866	35,866	910,650	(123,737)	786,913

Selling, general and administrative	186,161	402,251	588,412	1,408,666	592,820	2,001,486
Research & development costs	13,000	625	13,625	6,000	-	6,000
Bad debt expense	-	-	-	16,942	-	16,942

Total expenses	199,161	402,876	602,037	1,431,608	592,820	2,024,428

Operating income (loss)	(199,161)	(367,010)	(566,171)	579,042	(716,557)	(137,515)

Interest expense	(978,373)	(231,605)	(1,209,978)	(2,626,349)	(60,044)	(2,686,393)
Interest income	-	-	-	3,858	-	3,858
Debt forgiveness income	401,519	-	401,519	-	-	-
Income (loss) due to change in derivative liability	858,614	115,145	973,759	389,478	266,614	656,092

Net income (loss) before income taxes	82,599	(483,470)	(400,871)	(2,753,791)	(509,987)	(3,263,958)

Provision for income taxes	-	-	-	-	-	-

Net income (loss)	$82,599	$(483,470)	$(400,871)	$(2,753,791)	$(509,987)	$(3,263,958)

NOTE 9 - LEASE OBLIGATION

The Company is not currently obligated under any lease agreement.  The corporate officers use their personal office space to conduct the business of the Company.

The total rent expense for the quarters and nine months ended September 30, 2008 and 2009 was none.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2009.

NOTE 11 - NOTES PAYABLE AND DERIVATIVE LIABILITIES

The following are descriptions of our various notes payable.  Some of the notes described below have been superseded by new notes which are also described.  As of September 30, 2009, the following notes payable are outstanding:

	Amount	Due Date
The Nutmeg Group, L.L.C.	$44,781	In default
Nutmeg MiniFund II, LLLP	4,997	In default
Nutmeg Lightning Fund, LLLP	48,320	In default
Nutmeg October 2005, LLLP	114,770	In default
Nutmeg/Michael Fund, LLLP	227,376	In default
Nutmeg/Fortuna Fund LLLP	589,808	In default
Nutmeg/Patriot Fund, LLLP	722,950	In default
Nutmeg/Mercury Fund, LLLP	1,050,553	In default
Nutmeg MiniFund, LLLP	120,612	In default
The Stealth Fund, LLLP	1,007,693	In default
Physicians Healthcare Management Group, Inc.	715,015	January 28, 2010
Altholtz Irrevocable Trust	200,000	January 15, 2010
Micro Pipe Fund I, LLC	205,402	September 1, 2010
Micro Pipe Fund I, LLC (note with subsidiary)	270,630	September 1, 2010

Total principal balance of notes outstanding	$5,322,907

10% $250,000 Convertible Note – Superseded by an 18% $270,630 Note (not convertible)

On October 29, 2007, the Company’s wholly-owned subsidiary, TeknoCreations, Inc., entered into a Secured Convertible Note (the "Note") with Micro Pipe Fund I, LLC.  The principal balance of the note was $250,000 and it bore an interest rate of 10% per annum and had a maturity date of October 29, 2008.  The note is an obligation of the Company's subsidiary but the Company has informally agreed to allow conversion into its common stock. The Company assumes no obligation to repay this debt. Payments under the Note were to commence in February 2008, with monthly payments of interest and 1/12 of outstanding principal.  The Company was in default under this original note and entered into a Superseding Secured Note with a principal balance of $270,630 with an interest rate of 18% per annum and a maturity date of September 1, 2010.  Under the terms of the new note, TeknoCreations signed a new Pledge and Security Agreement on all of its assets to the lender.

The original $250,000 convertible note granted the holder the right to convert all amounts owed under the note into common shares of the Company. As such, the Company accounted for the conversion option in the debenture as a derivative liability in accordance with ASC Topic 815, SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF No. 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19." The Company attributed beneficial conversion features to the convertible debt using the Black-Scholes Option Pricing Model. The fair value of the conversion feature was included as a discount to debt on the Company’s balance sheet up to the proceeds received, with any excess charged to interest and financing expense. The discount was amortized over the life of each debenture using the interest method.   The valuation was made upon the date of issuance of the original note and each quarter thereafter with the change in value being recorded as additional expense (in the case of an increase in the valuation of the conversion feature) or as income (in the case of a decrease in the value).  Upon entering into the Superseding Secured Note, the balance of the valuation of the conversion feature ($215,173) was recognized as income.

The following tables describe the valuation of the conversion feature of the original note:

Approximate risk free rate upon issuance	4.16%
Average expected life	1 year
Dividend yield	0%
Volatility	158%
Estimated fair value of conversion feature on date of note	$ 358,518
Estimated fair value of conversion feature as of December 31, 2008	$ 266,614
Estimated fair value of conversion feature as of June 30, 2009 (amount recognized as income in the quarter ended September 30, 2009	$ 215,173

The Company recorded the fair value of the conversion feature as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received, with the excess of $108,518 charged to interest expense. The Company reported income of $215,173 in other income for the change in value in the quarter ended September 30, 2009 when this note was superseded by a non-convertible note ($266,614 in income was recorded in the nine months ended September 30, 2009 due to the changes in valuation and superseding of this note). The value of the derivative liability as of September 30, 2009 was none.

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

Under the terms of the note agreement, the maximum interest rate applied on this note with The Stealth Fund for the quarter ended March 31, 2009.  The Company accrued $185,475 in interest on this note for the quarter ended March 31, 2009.  As a result of not paying this interest amount, which was due in April of 2009, the Company defaulted on the note and is now subject to a minimum interest rate of 18% under the terms of the note.  The Company accrued interest at this rate for the quarter ended September 30, 2009 which was equal to $45,616 for the quarter (the Company’s stock price did not rise in the current quarter, so the note was not subject to the aforementioned interest calculations).

$157,663 Note Dated August 22, 2008 – Superseded by a $205,402 Note Dated September 1, 2009

On August 22, 2008, the Company entered into a Note (the "Note") with Micro Pipe Fund I, LLC. ("Micro Pipe").  The principal balance of the note was $157,662.83.  This note was superseded by a $205,402 note dated September 1, 2009.  The revised note balance reflected the original note balance plus accrued interest.  The August 22, 2008 note called for interest calculations identical to the $1,441,613 note above.  The superseding note has a one year term with an annual interest rate of 18%.  The Company has the right, but not the obligation, to settle this note through the issuance of common stock.  The price of such conversion (which can be made any time after March 1, 2010) shall be the lesser of $0.007 and 70% of the average closing bid price on the five trading days immediately prior to conversion.

Warrants to Micropipe

On November 12, 2008, the Company issued warrants to purchase 20 million shares of common stock to MicroPipe.  The warrants have a strike price of $0.01 per share and can be exercised through November 12, 2013.  The warrants were issued in lieu of interest payments.

The following tables describe the valuation of the warrants:

Approximate risk free rate upon issuance	3.75%
Average expected life	5.0 years
Dividend yield	0%
Volatility	204%
Estimated fair value of conversion feature on date of warrants	$ 195,895
Estimated fair value of conversion feature as of September 30, 2009	$ 185,029

The Company recorded the value of the warrants as interest expense. The Company reported an expense of $3,206 for the change in value in the quarter ended September 30, 2009 (net expense of $8,944 was recorded in the nine months ended September 30, 2009 due to the change in value). The value of the derivative liability as of September 30, 2009 was $185,029.

Note Restructurings

The following 7 notes were restructured into 9 new note agreements on December 23, 2008:

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

 As a result of the above interest calculations, the Company could be obligated to pay a maximum interest rate of 25% per quarter, and at no times shall pay less than 2.5% per quarter.  For the year ended December 31, 2008, the Company accrued interest expense of 2.5% per quarter on these New Notes.  The total accrued interest on the New Notes on through December 31, 2008 was $139,246.  Under the terms of the New Notes, this amount is added to the principal of the notes as of December 31, 2008.  The adjusted principal balance of the New Notes is $2,924,167 as of September 30, 2009.

Each of the aforementioned New Notes was entered into by the Company with a stipulation by the Company that stated that the Company executed the New Notes under the stipulation that it did not agree with the interest calculations.  The New Notes were executed as written because the Company and the holders agreed that it was in the best interest of both parties to do so.  However, both parties agreed that they should renegotiate the interest calculations under the New Notes.  These calculations shall be tied to a profit-sharing calculation tied to stock appreciation, but under less onerous terms as written in the New Note documents.  Although we were actively attempting to renegotiate these notes, we are currently unable to renegotiate our notes with the Nutmeg Group who hold a substantial amount of our notes payable (as of September 30, 2009 the total principal balance on these notes was equal to $2,784,921). On March 25, 2009, the SEC froze the assets of the Nutmeg Group, LLC and other related entities.  This action may negatively impact our ability to renegotiate these notes.

Under the terms of the note agreements, the maximum interest rate applied on these notes for the quarter ended March 31, 2009.  The Company accrued $835,476 in interest on these notes for the quarter ended March 31, 2009.   As a result of not paying this interest amount, which was due in April of 2009, the Company defaulted on the note and is now subject to a minimum interest rate of 18% under the terms of the note.  The Company accrued interest at this rate for the quarters ended June 30, 2009 and September 30, 2009 which was equal to $131,588 for each quarter.

$640,000 Convertible Note Dated January 28, 2009 – Superseded by a $715,015 Amended Convertible Note Dated July 31, 2009

On January 28, 2009, the Company entered into a note agreement with Physicians Healthcare Management Group, Inc., a Nevada corporation (“PhyHealth”).  Under the terms of the agreement, PhyHealth made a one year loan of $640,000 to the Company.  The Company is required to make payments of $150,000 on April 15, 2009, June 15, 2009 and September 15, 2009. The payment due on April 15, 2009 was not made as of the date of this filing. The remaining balance due, along with accrued interest at 10%, is payable on January 28, 2010.  The Company may prepay the note at 110% of the outstanding principal amount.  At any time, PhyHealth may convert up to $300,000 of the outstanding principal balance of the note into fully paid and non-assessable shares of the Company’s common stock.  The conversion price shall be equal to 50% of the lesser of the following:  a)  $.0125; b) the closing bid price for common stock on the trading day one day prior to PhyHealth notifying the Company of its intention to convert; c) the average closing bid price for the common stock on the five trading days immediately prior to PhyHealth notifying the Company of its intention to convert, or if a registration statement is not effective on the 180 day anniversary of closing (“d” and “e” not otherwise applying); d) the closing bid price for the common stock on the 180 day anniversary of closing; e) the average closing bid price for the common stock on the five trading days immediately prior to the 180 day anniversary of closing.  The Company failed to make the required payments in April and June and was in default on this note when it entered into an Amended Convertible Note dated July 31, 2009.  The amended note revised the principal balance of the note to $715,015, which represented the original principal balance ($640,000), accrued interest of $45,015 and a penalty of $30,000.  The conversion feature on $300,000 remained the same, but the interest rate was adjusted to 22%.  The entire balance is due and payable on January 28, 2010.  The Company also agreed to issue to the lender 15,000,000 shares of its common stock.  As of September 30, 2009, these shares were not issued to the lender but the Company has recorded a liability of $187,500 to reflect this obligation.

The following tables describe the valuation of the conversion feature of the portion of the note that can be converted ($300,000):

Approximate risk free rate upon issuance	0.48%
Average expected life	1 year
Dividend yield	0%
Volatility	203%
Estimated fair value of conversion feature on date of note	$ 473,062
Estimated fair value of conversion feature as of September 30, 2009	$ 354,717

The Company recorded the fair value of the conversion feature as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received.  The Company reported income of $32,589 for the change in value in the quarter ended September 30, 2009 (income of $118,347 was recorded for the nine months ended September 30, 2009 due to the valuation change). The value of the derivative liability as of September 30, 2009 was $354,717.

The Company also issued warrants to purchase 20 million shares of common stock to PhyHealth.  The warrants have a strike price of $0.005 per share and can be exercised through December 31, 2013.  These warrants were cancelled and 25 million new warrants were issued with the same price and expiration date.  However, should the Company default on its note with PhyHealth, the total exercise price of the warrants is reduced from a total of $125,000 (25,000,000 warrants at $0.005 per share) to a total of $100.  Further, the number of warrants will triple from 25 million to 75 million.  Thus, should the Company not pay PhyHealth $797,361 on January 28, 2010 (the total amount of principal and the accrued interest projected to be owed as of the due date), the Company will be required to issued 75 million shares of its common stock to PhyHealth at a total price of $100 (subject to the contractual limit of PhyHealth owning no more than 4.99% of the Company’s outstanding common stock).

The following tables describe the valuation of the original 20 million warrants:

Approximate risk free rate upon issuance	1.70%
Average expected life	4.8 year
Dividend yield	0%
Volatility	203%
Estimated fair value of conversion feature on date of warrants	$ 176,687
Estimated fair value of conversion feature recorded as income in the quarter ended September 30, 2009 as a result of the cancellation of these warrants	$ 188,917

The Company recorded the value of the warrants as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received (less the discount recorded associated with the convertible feature in the note), with the excess of $9,749 charged to interest expense. The Company reported income of $188,917 in the quarter ended September 30, 2009 as a result of these warrants being cancelled.

The following tables describe the valuation of the new 25 million warrants:

Approximate risk free rate upon issuance	2.53%
Average expected life	4.4 year
Dividend yield	0%
Volatility	160.759%
Estimated fair value of conversion feature on date of warrants	$ 332,548
Estimated fair value of conversion feature as of September 30, 2009	$ 236,287

The Company recorded the value of the warrants as additional interest expense on the note.  The Company reported income of $96,261 in the quarter ended September 30, 2009 as a result of the decrease in the value of these warrants in the quarter.  The derivative liability associated with these warrants as of September 30, 2009 was $236,287.

$200,000 Note Payable Dated April 3, 2009 – Superseded by a $200,000 Note Payable Dated September 1, 2009

On April 3, 2009, the Company entered into a note agreement with The Melanie S. Altholtz Irrevocable Trust (“Altholtz”).  Under the terms of the agreement, the Company was to make principal payments to Altholtz in the amounts of $100,000 on July 3, 2009 and July 15, 2009 along with accrued interest of 12% for the three month period (not an annualized interest rate).  The Company failed to make the required payments and as of July 3, 2009 was in default under the note agreement.  The Company entered into a Superseding Note for $200,000 which calls for interest to accrue at the rate of 6% every three months.  The Company also agreed to a $50,000 penalty on this note as a result of the default under a Forbearance Agreement entered into with the noteholder.

The Company also issued warrants to purchase 5 million shares of common stock to Altholtz.  The warrants have a strike price of $0.015 per share and can be exercised through April 3, 2014.

The following tables describe the valuation of the warrants:

Approximate risk free rate upon issuance	1.87%
Average expected life	5.0 year
Dividend yield	0%
Volatility	190%
Estimated fair value of conversion feature on date of warrants	$ 67,735
Estimated fair value of conversion feature as of September 30, 2009	$ 45,920

The Company recorded the value of the warrants as a discount to the convertible debt in the accompanying balance sheet. The Company reported an expense of $151 for the change in value from the date of issuance to the end of the quarter on September 30, 2009 (total net income of $21,815 was reported for the nine months ended September 30, 2009). The value of the derivative liability as of September 30, 2009 was $45,920.

The following table summarizes our derivative liability and the income (expense) due to the changes in our derivative liability for the quarter and nine months ended September 30, 2009:

			Income (Expense) due to change in derivative liability
	Derivative Liability Balance as of	Derivative Liability Balance as of	For quarter ended	For nine months ended	For quarter ended	For nine months ended
	December 31, 2008	September 30, 2009	September 30, 2008	September 30, 2008	September 30, 2009	September 30, 2009

Micropipe note with TeknoCreations	266,614	-	38,763	76,382	215,173	266,614
PhyHealth note	-	354,717	-		32,589	118,347
Micropipe warrants	176,084	185,029	-		(3,206)	(8,944)
PhyHealth warrants (cancelled)	-	-	-		188,917	176,687
PhyHealth warrants (new)	-	236,287	-		96,261	96,261
Old warrants (expired in July 2009)	2,248	-	-		-	2,245
Stock options	188,510	205,443	-		357	(16,933)
Altholtz warrants	-	45,920	-		(151)	21,815
Other notes (renegotiated)	-	-	384,432	897,377	(1)	-

Total	$633,456	$1,027,396	$423,195	$973,759	$529,940	$656,092

Maturities of Notes Payable:

The majority of our notes payable is in default and is currently due and payable.  The remainder is due and payable within the next 12 months.  Here is a summary table of the note due dates:

Notes currently in default	$3,931,860
Notes due in January 2010	915,015
Notes due in September 2010	476,032

Total face value of notes payable	5,322,907

Unamortized note discount	(210,411)

Total notes payable	$5,112,496

NOTE 12 – PREPAID RESEARCH & DEVELOPMENT

At December 31, 2008, the Company recorded a prepaid research and development liability under a Master Development Agreement.  The Agreement outlines the terms by which a third party (“CSI Digital”) is paying the Company $1.5 million to integrate its technology into a set-top box.  As of December 31, 2008, the Company had received $1.4 million from CSI Digital and booked this amount as prepaid research and development.  As of this date, the Company had spent $483,710 fulfilling its obligations under the contract.  These expenditures were recorded as a reduction in the prepaid research and development liability account as of December 31, 2008.  The Company completed this project in June of 2009.  During 2009, the Company received additional payments of $12,000 from CSI Digital and has booked the remaining $88,000 as an account receivable.  In 2009, the Company incurred additional costs of $105,640 to fulfill its obligations under the agreement (the total costs incurred by the Company to fulfill its obligations under the agreement was equal to $589,350).  Upon completion of the contract the Company has included the net deferred amount of $910,650 in revenues for the quarter ended June 30, 2009 and nine months ended September 30, 2009.

NOTE 13 – STOCK OPTIONS

The Company entered into a series of stock option agreements with its officers, Bruce Palmer and George Stevens, as well as two other consultants.   The options have a 10-year term and all were fully vested when issued on November 12, 2008.  A Black-Scholes valuation was done on all options with the resulting valuation being deducted in the year ended December 31, 2008.  The Company has expensed $209,439 relating to the issuance of these options.  On September 29, 2009, the Company issued 1 million options to one consultant with an exercise price of $0.015 per share and an expiration date of December 31, 2015.  The options outstanding as of September 30, 2009 are summarized in the following tables:

Options outstanding as of December 31, 2007	-

Options issued in 2008	21,000,000
Options expired in 2008	-

Options outstanding as of December 31, 2008	21,000,000

Options issued in the nine months ended September 30, 2009	1,000,000
Options expired in the nine months ended September 30, 2009	-

Options outstanding as of September 30, 2009	22,000,000

The following is a summary of the options outstanding as of September 30, 2009:

	Number of options	Option prices	Weighted-average Option price	Black Scholes Value at issuance
Bruce Palmer	7,000,000	$0.045-0.10	$0.071	$69,813
George Stevens	7,000,000	$0.045-0.10	$0.071	69,813
Craig Erickson	3,500,000	$0.045-0.10	$0.071	34,906
Mark Kasok	3,500,000	$0.045-0.10	$0.071	34,907
Richard O. Weed	1,000,000	$0.015	$0.015	9,623
Total	22,000,000	$0.015-0.10	$0.068	$219,062

In determining the value of the options, the following assumptions were applied at the grant date for the options to Palmer, Stevens, Erickson and Kasok (all of these options were issued on the same date so the assumptions were the same for each option agreement):

Expected volatility	204.003%
Expected dividend yield	0.00%
Expected term (in years)	10
Risk-free rate	3.75%

In determining the value of the 1 million options issued to Weed, the following assumptions were applied at the grant date:

Expected volatility	170.437%
Expected dividend yield	0.00%
Expected term (in years)	6.25
Risk-free rate	2.31%

The Company has followed the guidance of ASC Topic 718, Statement of Financial Accounting Standards (SFAS) No. 123R, "SHARE-BASED PAYMENT" for treatment of these stock options.  When the stock options were issued to its officers (21 million options total) in November of 2008, the Company did not properly reserve shares to cover the exercise of the options.  As a result, the Company may not have the ability to settle with shares and must account for the options as a liability.

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

These November 2008 options were again valued at September 30, 2009.  The following assumptions were applied at September 30, 2009:

Expected volatility	170.610%
Expected dividend yield	0.00%
Expected term (in years)	9.1
Risk-free rate	3.31%

In using the assumptions above, these options were revalued at a total valuation of $205,443, resulting in the Company booking income of $16,932 due to a change in the derivative liability associated with these options for the nine months ended September 30, 2009 (income of $358 for the quarter ended September 30, 2009.

For the options issued in September 2009, the Company had adequate shares reserved (it increased its authorized shares from 400 million to 1.5 billion on September 25, 2009).  As such, the Company expensed the value of the 1 million options issued in this month.  The value of $9,623 was deducted in the quarter ended September 30, 2009.

NOTE 14 – WARRANTS

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

In using the assumptions above, the warrants were revalued at a total valuation of $176,084, resulting in the Company booking income of $19,810 due to a change in the derivative liability associated with these options for the fiscal year ended December 31, 2008.

These warrants were again valued at September 30, 2009.  The following assumptions were applied at September 30, 2009:

Expected volatility	170.610%
Expected dividend yield	0.00%
Expected term (in years)	4.25
Risk-free rate	2.31%

In using the assumptions above, the warrants were revalued at a total valuation of $185,029 resulting in the Company booking an expense of $3,206 due to a change in the derivative liability associated with these warrants for the quarter ended September 30, 2009 (expense of $8,944 was booked in the nine months ended September 30, 2009).

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

These warrants were again valued at June 30, 2009 at a total valuation of $188,917.  The Company cancelled these warrants when 25 million new warrants were issued as part of a forbearance agreement.  The Company recorded the $188,917 as income in the quarter ended September 30, 2009 due to cancelling these warrants (income of $176,687 was booked in the nine months ended September 30, 2009 in connection with these warrants).  The new 25 million warrants were valued at $332,548 and an expense in this amount was recorded in the quarter ended September 30, 2009.

In determining the value of these new warrants, the following assumptions were applied at the grant date:

Expected volatility	160.759%
Expected dividend yield	0.00%
Expected term (in years)	4.4
Risk-free rate	2.53%

These warrants were determined to meet the criteria for liability treatment under EITF 00-19.  These warrants were again valued at September 30, 2009.  The following assumptions were applied at September 30, 2009:

Expected volatility	170.610%
Expected dividend yield	0.00%
Expected term (in years)	4.25
Risk-free rate	2.31%

In using the assumptions above, the warrants were revalued at a total valuation of $236,287, resulting in the Company booking income of $96,261 due to the change in the derivative liability associated with these warrants for the quarter ended September 31, 2009.

On July 16, 2006, the Company issued 4 million warrants to purchase shares of its common stock at a price of $0.10 per share.  These warrants expired on July 16, 2009.   The warrants were issued to a former officer.  The Company expensed $20,000 in 2006 as a result of issuing these warrants.  This expense amount represented the approximate value of the warrants after applying a Black-Scholes valuation.

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

In using the assumptions above, the warrants were revalued at a total valuation of $2,246, resulting in the Company booking an expense of $194 due to a change in the derivative liability associated with these warrants for the fiscal year ended December 31, 2008.

On March 31, 2009 the warrants issued on July 16, 2006 were revalued using the following assumptions:

Expected volatility	193.401%
Expected dividend yield	0.00%
Expected term (in years)	0.3
Risk-free rate	0.02%

In using the assumptions above, the warrants were revalued at a total valuation of $1,322, resulting in the Company booking income of $924 due to a change in the derivative liability associated with these warrants for the quarter ended March 31, 2009.

Since the warrants issued on July 16, 2006 were set to expire on July 16, 2009, the value was close to zero and the value as of March 31, 2009 of $1,322 was written off in the quarter ended June 30, 2009.

The following table summarizes the outstanding warrants of the Company for December 31, 2008 and September 30, 2009:

Warrants outstanding as of December 31, 2007	6,000,000

Warrants issued in 2008	20,000,000
Warrants expired in 2008	-

Warrants outstanding as of December 31, 2008	26,000,000

Warrants issued in nine months ended September 30, 2009	50,000,000
Warrants expired in nine months ended September 30, 2009	(6,000,000)
Warrants cancelled in nine months ended September 30, 2009	(20,000,000)
Warrants outstanding as of September 30, 2009	50,000,000

The following table summarizes all of the Company’s outstanding warrants as of September 30, 2009:

	Date of	Expiration		Stock Price on date of	Valuation on issuance
Number of Warrants	Issuance	Date	Strike Price	issuance	date

20 million	11/12/2008	12/31/2013	$0.01	$0.01	$195,895

5 million	4/3/09	4/3/2012	$0.015	$0.014	$67,735
25 million	7/31/09	12/31/2013	$0.005	$0.014	$332,548

NOTE 15 – NOTES RECEIVABLE

The Company entered into three note agreements with Hot Web, Inc.  These notes totaled $42,000.  Each note had a term of six months and bore an interest rate of 12% per annum.  As of September 30, 2009, all of the notes are delinquent.  The Company has set up a reserve and has written this amount of delinquency off to bad debt expense.  Hot Web, Inc. is a publicly traded company and AccessKey believes that if they do not pay the notes in cash, the parties can negotiate a stock settlement that will leave AccessKey with publicly traded stock that eventually could be sold.  The Company’s Chief Executive Officer and Chairman, George Stevens, was the CEO and Chairman of Hot Web, Inc. at the time the loans were made.  As of August, 2008 he is no longer affiliated with Hot Web, Inc.   The Company has also accrued interest income of $6,942 on these notes.  A reserve has also been set up against this accrued interest receivable.

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

NOTE 16 –MATERIAL CONTRACTS

On April 1, 2008, the Company entered into an agreement with Bruce Palmer.  The Agreement calls for Mr. Palmer to be President of the Company’s wholly-owned with a monthly compensation of $7,000.  Mr. Palmer also serves as the Company’s President and CFO.  Mr. Palmer was issued 7 million options with prices ranging from $0.045 per share to $0.10 per share.  The agreement does not have a term, however it is stated that if the contract is terminated (by either party) a payment of $84,000 shall be due and payable.

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

On May 22, 2007, the Company's subsidiary entered into an agreement with Mark Kasok, its Vice President of Sales and Marketing.  The Agreement calls for Mr. Kasok to perform various services for the Company with a monthly compensation of $7,500.  Mr. Kasok was also issued 3.5 million options with prices ranging from $0.045 per share to $0.10 per share.  The agreement does not have a term, but may be cancelled with a 30-day notice.  Mr. Kasok was due 500,000 shares of the Company’s common stock under the terms of the agreement.  This stock was not issued, but was expensed when due to Mr. Kasok.  An accrued expense in the amount of $8,250 is included on the balance sheet as of December 31, 2008.  This stock was issued in August 2009.

On May 15, 2008, the Company entered into an agreement with CSI Digital, Inc.  Under the terms of the agreement, CSI agreed to pay the Company $1.5 million to implement its encryption software into a proprietary internet protocol television (“IPTV”) middleware product and dongle that collectively will enable the authorized delivery of video on demand and live streaming IPTV video to a television via a CSI specified set top box.  As of September 30, 2009 the project was complete and the Company had received $1,412,000 from CSI under this contract with the remaining $88,000 due and payable from CSI.

NOTE 17 – SIGNIFICANT CUSTOMERS

TeknoCreations has historically done a significant amount of business with Jack of All Games (Canada), Inc. (“JOAG-C”).  Sales to this customer represented $1,378,386 of the $1,596,038 (86.3% of total revenues) reported in the year ended December 31, 2008.  Sales to JOAG-C in the nine months ended September 30, 2009 were equal to $210,142.  This represented 50.1% of Tekno’s gross sales of $415,611 (this gross sales figure does not include returns).  As of March 31, 2009, JOAG-C owed Tekno $472,155 as an account receivable from sales in 2008.  This amount was fulfilled in the quarter ended June 30, 3009 by a return of sales originally valued at $433,933 and payment of the remaining balance.  We believe that these returns were due to extraneous circumstances and should not be indicative of future returns.  As of September 30, 2009, JOAG-C owes Tekno $67,680.  In the quarter ended September 30, 2009 Tekno made one discounted sale to one customer.  This sale was made on the items previously returned by JOAG-C and was in the amount of $118,224.  This represented 78.0% of the sales in the quarter.

NOTE 18 – SUBSEQUENT EVENTS

On October 5, 2009, the company resolved claims made by a former employee and incurred a non-cash expense of $540,000.  The $540,000 non-cash expense (the issuance of 92,000,000 shares of common stock) relates to a triggering event under agreements with the former employee.  Terms of the settlement are confidential.

On October 28, 2009, the company borrowed $100,000 for working capital.  As a partial inducement for the $100,000 loan, shares issued under the settlement agreement were pledged by the former employee as additional collateral for the loan.  In future period, the loan amount may increase to $500,000.

The Company has evaluated subsequent events from the balance sheet date through November 23, 2009 and determined there are no other events to disclose

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

AccessKey IP

AccessKey IP was founded to participate in the explosive growth of digital communications and entertainment related services. Through our patent pending technology, we have developed a line of products to enable Telcos (telecommunication companies) to offer converged services comprising broadband Internet access and IP (Internet Protocol) based TV and entertainment.  Our technology has been implemented into a set top box and a USB device.  Both of these devices enable secure subscriber identification.  The set top box implements our technology for use with a television and the USB device implements our technology for use with a personal computer.  As of the end of June 2009 both of these products have been fully developed and completed but to date, we have not sold any units.   The Company is building a demonstration unit to use to generate interest in its encrypted set top box product.

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

Significant Customers

TeknoCreations has historically done a significant amount of business with Jack of All Games (Canada), Inc. (“JOAG-C”).  Sales to this customer represented $1,378,386 of the $1,596,038 (86.3% of total revenues) reported in the year ended December 31, 2008.  Sales to JOAG-C in the nine months ended September 30, 2009 were equal to $210,142.  This represented 50.1% of Tekno’s gross sales of $415,611 (this gross sales figure does not include returns).  As of March 31, 2009, JOAG-C owed Tekno $472,155 as an account receivable from sales in 2008.  This amount was fulfilled in the quarter ended June 30, 3009 by a return of sales originally valued at $433,933 and payment of the remaining balance.  We believe that these returns were due to extraneous circumstances and should not be indicative of future returns.  As of September 30, 2009, JOAG-C owes Tekno $67,680.  In the quarter ended September 30, 2009 Tekno made one discounted sale to one customer.  This sale was made on the items previously returned by JOAG-C and was in the amount of $118,224.  This represented 78.0% of the sales in the quarter.

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

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Net Sales Revenue

We reported net revenues of $151,488 in the quarter ended September 30, 2009.  Our net revenues decreased 13% from revenues of $174,790 in the quarter ended September 30, 2008. The decrease in our revenues was a result of a drop in the sales of our InCharge units by our TeknoCreations, Inc. subsidiary (“Tekno”).  The largest components of our sales were from InCharge units for the Microsoft Xbox ($119,517 of gross revenues in the quarter or 78.9% of gross revenues in the quarter) and InCharge units for the Nintendo Wii ($29,406 of gross revenues in the quarter or 19.4% of gross revenues).  Our InCharge Xbox sales were primarily related to a sale to a single customer who purchased a lot of units that were previously returned.  This one sale represented $118,224 of our sales in the quarter (78.0% of our total sales and 98.9% of our InCharge Xbox sales in the quarter).

We reported net revenues of $942,830 in the nine months ended September 30, 2009 (our gross revenues were equal to $1,376,763 and we received returns equal to $433,933 from one customer resulting in our net revenue figure of $942,830). Our net revenues increased 410% from total revenues of $184,790 in the nine months ended September 30, 2008. The increase in our revenues was primarily the result of our recording net revenues of $910,650 in 2009.  These revenues were recorded on a development services agreement that was completed in June 2009.  We view this type of agreement as part of our ordinary operations as we plan on entering into similar agreements to jointly develop products in the future.  Our wholly-owned subsidiary, TeknoCreations, Inc. (“Tekno”), generated gross revenues of $466,113 (Tekno’s revenues net of returns were equal to $32,180, as a result of returns equal to $433,933).  The largest components of our sales were from InCharge units for the Nintendo Wii ($166,618 of gross revenues in the quarter or 53.0% of gross revenues), TekCases for the Nintendo DSi ($72,080 of gross revenues in the quarter or 22.9% of gross revenues) and TekCases for the Nintendo DS Lite ($63,440 of gross revenues in the quarter or 20.2% of gross revenues for the six month period).  We received returns from one customer in the amount of $433,933.  The returns were InCharge units sold in 2008 ($261,867 worth of InCharge units for the Microsoft Xbox and $172,066 worth of InCharge units for the Sony Play Station 3).  All of the returned Xbox units were sold in the quarter ended September 30, 2009 and we believe that the remaining returned items will be resold.  They have been added back into inventory.  Further, we believe that these returns were due to extraneous circumstances and should not be indicative of future returns.

Cost of Sales

Our total cost of sales was $218,268 in the quarter ended September 30, 2009, compared to our cost of sales of $148,367 in the same quarter in 2008 (an increase of 47.1% in our cost of sales).  Our gross profit in the quarter ended September 30, 2009 was $(66,780).  Our gross profit for the quarter ended September 30, 2008 was equal to $26,423.  We decided to sell our returned Xbox units at a loss to move the inventory to free up working capital for other uses.  As a result of this transaction, we sold inventory purchased at a price of $167,243 for a price of $118,224 (a loss of $49,019).  We also incurred high freight charges that were booked to cost of sales.  Some of this was associated with the cost of moving our returned inventory back from Canada and should be non-recurring.  The total freight charges included in our cost of sales was $27,725 in the quarter ended September 30, 2009.  The cost of sales on our InCharge Wii units was more typical of our ordinary operation.  The cost of sales on these units was $21,179 on sales of $29,406, generating a gross profit of $8,227 (gross margin of 38.8%).

Our total cost of sales (not including the returns that reduced our cost of sales by $271,876 to $155,917) was $427,793 in the nine months ended September 30, 2009, compared to cost of sales of $148,924 in the nine months ended September 30, 2008.  After accounting for our returns, our gross profit was equal to $786,913 in the nine months ended September 30, 2009.  Our gross profit for the nine months ended September 30, 2008 was equal to $35,866.

The revenues reported from our development services agreement was required to be reported net of the costs to complete the project.  This resulted in no cost of sales being reported on this transaction, so all cost of sales is a result of Tekno’s activity.  Tekno recorded $427,793 in cost of sales in the nine months ended September 30, 2009 (not including the cost of returns of $271,876).  This resulted in a gross profit on sales of $38,320 (a gross margin of 8.2%).  Our gross profit and margins were hampered by a large sale that generated revenues less than our cost.   We anticipate that this is a one time event.  Our newer products (the TekCases for Nintendo DS Lite and DSi) currently generate a higher gross margin than our other products.  The cost of sales on our TekCase for the DSi was $37,480 for the nine months ended September 30, 2009, generating a gross profit of $37,480 (a gross margin of 50%).  The cost of sales on our TekCase for the DS Lite was $31,480, generating a gross profit of $31,480 (a gross margin of 50%).  The cost of sales on our InCharge units for the Nintendo Wii was $129,811, generating a gross profit of $66,212 (a gross margin of 33.8%).

Selling, General and Administrative

Our selling, general and administrative expenses were $1,416,283 in the quarter ended September 30, 2009. This was an increase of approximately 532.8% from the selling, general and administrative expenses of $223,799 reported in the quarter ended September 30, 2008. The increase in SG&A is primarily attributable to additional advertising and professional fees. We also recorded an expense of $1,100,000 related to the issuance of Series B preferred shares issued to our officers. This amount is included in professional services expense.

The largest components of our SG&A are legal and professional services and advertising.  Our advertising expense increased from none in the quarter ended September 30, 2008 to $48,598 in the quarter ended September 30, 2009.  In the prior year, we had just begun to advertise our Tekno products.

We spent $1,293,456 on legal and professional fees in the quarter ended September 30, 2009. This was an increase of 1243% over the legal and professional fees of $96,295 in the quarter ended September 30, 2008.  A large portion of our legal and professional fees related to the task of making various filings required by the SEC and responding to comments of the SEC relating to those filings.  We also incurred additional professional fees as we moved to our listing on the OTC Bulletin Board. We also recorded an expense of $1,100,000 related to the issuance of Series B preferred shares issued to our officers. This amount is included in professional services expense.

Our selling, general and administrative expenses were $2,001,486 in the nine month period ended September 30, 2009. This was an increase of approximately 240% from the selling, general and administrative expenses of $588,412 reported in the nine months ended September 30, 2008. The increase in SG&A is attributable to additional advertising and professional fees. We also recorded an expense of $1,100,000 related to the issuance of Series B preferred shares issued to our officers. This amount is included in professional services expense.

Operating Loss

We reported a net operating loss of $(1,484,320) in the quarter ended September 30, 2009 compared to an operating loss of $(197,376) in the quarter ended September 30, 2008. The additional loss was as a result of higher SG&A, lower sales and lower profit margins.

We reported an operating loss of $(1,237,515) in the nine months ended September 30, 2009 compared to an operating loss of $(566,171) in the nine months ended September 30, 2008. Our loss was higher in the current year due to our booking the $1.1m expense on the Series B preferred stock issuance despite recording service revenues of $910,650 on a development service agreement that was completed in June 2009.

Interest Expense

We incurred interest expense of $1,025,771 in the quarter ended September 30, 2009.  This was an increase of 147.5% from interest expense of $414,405 which was incurred in the quarter ended September 30, 2008.

Our total interest expense is a function of two components – the interest expense accrued under our various note agreements and the financing costs booked as interest expense due to certain accounting rules relating to convertible debentures.  The interest portion related to the accrual of interest under the terms of our various note agreements was $411,941 for the quarter ended September 30, 2009 and the portion related to financing costs was $613,830.

Of the interest expense in the quarter ended September 30, 2008, $162,815 was due to accrual of interest under the terms of the note agreements. The remaining $251,590 in interest expense related to financing costs.

The increase in the accrued interest expense under our note agreements (from $162,815 to $411,941, an increase of 153.0%) is as a result of a higher principal balance and a higher effective interest rate as all some of our notes are were in default in the quarter ended September 30, 2009 and the others were renegotiated with less favorable terms.  The default interest rate on $3,931,860 of our notes was accrued at 18%.  Our notes were renegotiated to increase the interest rates between 18-24%.

We incurred interest expense of $2,686,393 in the nine months ended September 30, 2009.  This was an increase of 122.0% from interest expense of $1,209,978 which was incurred in the nine months ended September 30, 2008.

Our total interest expense is a function of two components – the interest expense accrued under our various note agreements and the financing costs booked as interest expense due to certain accounting rules relating to convertible debentures.  The interest portion related to the accrual of interest under the terms of our various note agreements was $1,846,771 for the nine months ended September 30, 2009 and the portion related to financing costs was $839,622.

Of the interest expense in the nine months ended September 30, 2008, $422,979 was due to accrual of interest under the terms of the note agreements. The remaining $786,999 in interest expense related to financing costs.

The increase in the accrued interest expense under our note agreements (from $422,979 to $1,846,771, an increase of 336.6%) is as a result of a higher principal balance and a higher effective interest rate as nearly all of our notes are subject to the interest rate calculations described below for the quarter ended March 31, 2008 (resulting in an interest charge of $1,087,828 for this quarter on notes with a principal balance of approximately $4.7 million) and nearly all of our notes payable were subject to higher interest rates in the quarter ended September 30, 2009 as a result of either being in default or renegotiated at higher interest rates.

We renegotiated substantially all of our notes in 2008.  Under the terms of these new note agreements we accrue interest as a function of the increase in our stock price.  We view the terms of these new notes as usurious and unfair.  We signed these note agreements with the stipulation that the interest calculations would be renegotiated by March 31, 2009.  The note holders verbally agreed that renegotiations should be entered into.  The majority of these notes are held by The Nutmeg Group LLC and related entities (collectively, “Nutmeg”).  On March 25, 2009, the Securities and Exchange Commission (“SEC”) froze the assets of Nutmeg.  We are not a party to the action, but this action by the SEC negated the ability of Nutmeg to continue with its negotiations to alter the interest calculations under the notes (our total notes outstanding with Nutmeg is equal to $2,924,167 as of September 30, 2009).  Although there is no guarantee, we expect to eventually have this interest calculation adjusted.  If we are able to renegotiate the note terms we will likely have an adjustment to this interest accrual which will be booked as a forgiveness of indebtedness.

Since our stock price did not increase in the quarter ended September 30, 2009 (our closing stock price was $0.01 at the beginning and end of the quarter), we accrued the default annualized interest rate of 18% in the current quarter.  However, in quarters in which our stock price increases (which occurred in the quarter ended March 31, 2009) and if we are unable to renegotiate the interest expense calculation on our current notes, we could be subject to interest expense that exceeds 25% per quarter on total note balances of $4,595,523.  The following table demonstrates the potential interest rate charges that we could be forced to accrue on these notes as a result of increases in our common stock price:

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

Debt Forgiveness Income

As of January 1, 2008, we carried various accounts payable in the amount of $475,166 that related to an abandoned business. This business discontinued its operations in 2004. These invoices were dated from 2003-2004.  Our business was located in the state of California at the time these debts were incurred. Under the California Code of Civil Procedure, Section 337, an action upon certain written obligations, including any contract, obligation or liability founded upon an instrument in writing must be brought within four years. As these invoices reached the statute of limitations for collectability, we wrote them off. We have obtained a legal opinion as to the statute of limitations. We included these write-offs as debt forgiveness income.  We booked $93,076 in debt forgiveness income in the quarter ended September 30, 2008.   We did not book any such income in the quarter ended September 30, 2009.

We booked total debt forgiveness income of $401,519 in the nine months ended September 30, 2008.  No debt forgiveness income was recorded in the nine months ended September 30, 2009.

Income Due to Change in Derivative Liability

We reported income in the amount of $529,940 in the quarter ended September 30, 2009 due to the change in our derivative liability. This was compared to income in the amount of $423,195 in the quarter ended September 30, 2008.  These amounts were booked as a result of our treatment of certain convertible notes payable, warrants and options. We are required to value the convertible feature of each convertible note when they are issued.  We valued our options and warrants at the time of issuance as well.  These valuations are done again on a quarterly basis.  The changes in these values, which are based on a Black Scholes valuation, are recorded as income if the value decreases or an expense upon the increase in the valuation.

We reported income in the amount of $656,092 in the nine months ended September 30, 2009 due to the change in our derivative liability. This was compared to income of $973,759 in the nine months ended September 30, 2008.

 Net Income (Loss)

Our net income for the quarter ended September 30, 2009 was ($1,978,894), compared to a loss of ($495,510) in the quarter ended September 30, 2008. This increased net loss was due to a number of factors described above, primarily due to an increase in SG&A and interest expense.

Our net loss for the nine months ended September 30, 2009 was ($3,263,958), compared to a loss of ($400,871) in the nine months ended September 30, 2008. This dramatic increase in our net loss was due to a number of factors described above.  Despite recording income from our development services agreement with CSI in the amount of $910,650 in 2009, our increased SG&A and interest expense increased our net loss.

Liquidity and Capital Resources

Our principal use of cash is to pay for operating expenses.  As of September 30, 2009, we had total cash of $41,685 and total current assets of $609,701.  Our current assets were comprised of our cash, accounts receivable of $161,464 and inventory of $401,552.  We had a working capital deficit of $7,152,610.

In the nine months ended September 30, 2009, our operations required $503,374 in cash.  Our operations in the nine month ended September 30, 2008 required cash of $476,622.   The increase in the cash requirement for operations is a result of emerging from the development stage and our beginning to incur additional SG&A costs in the nine months ended September 30, 2009.  Additionally, our development services agreement generated $876,340 in net cash in the nine months ended September 30, 2009.

We loaned $10,000 to an officer in the nine months ended September 30, 2009.  This loan was repaid, with interest, by the end of the period. This note was made and paid back in full prior to AccessKey being a reporting company so it is not a violation of Sarbanes-Oxley rules.

Our operations were financed through the issuance of notes to various investors.  We netted $840,000 from the issuance of new notes in the nine months ended September 30, 2009 (none was received in the quarter ended September 30, 2009).   In this period, we made payments of $532,124 on our notes (none was made in the quarter ended September 30, 2009).   We received total loans from officers of $56,000 in the nine months ended September 30, 2009 (all within the quarter ended September 30, 2009).  Of these loans, $24,000 was paid back in August 2009.

We have one note in the amount of $715,015 that is partially convertible into shares of our common stock ($300,000 of this note is convertible into common stock at the option of the holder).  As of September 30, 2009, the convertible portion of this debt could have been converted into 60 million shares of our common stock.  We also have 50 million warrants and 22 million options outstanding to purchase shares of our common stock.

We anticipate that more of our working capital requirements will be met through operating revenues in the future.  However, our management may have to continue funding operations through the issuance of additional notes or through the sales of our stock.  There is no guarantee that management will be able to continue funding operations through the sale of notes or stock.

We do not currently maintain a long-term credit facility or any other external source of long-term funding. The lack of such a facility or source may generate a material deficiency in our liquidity. Our current debt obligations and long-term operations will require a substantial amount of capital (approximately $5.32 million plus accrued interest). We anticipate that in the future our revenues will be adequate to fund our operations and repay our debt obligations. If our revenues are not adequate, we will be forced to raise additional capital through the issuance of additional notes and/or through the sales of our stock. We may also have to renegotiate our current debt as we are unable to honor the notes under their current terms.  If we are able to do so, the new terms of any renegotiated notes may have less favorable terms than the current terms of the notes. We are currently in default under a substantial portion of our note obligations.  We are in default on notes with a face value of $3,931,860 for failure to make interest payments due in April 2009. We were able to renegotiate some of our notes to extend the term, but all of our notes are due and payable within the next 12 months.  We are currently unable to renegotiate our notes with the Nutmeg Group who hold a substantial amount of our notes payable (as of September 30, 2009 the total principal balance on these notes was equal to $2,924,167). On March 25, 2009, the SEC froze the assets of the Nutmeg Group, LLC and other related entities. We can not provide any assurances that either increased revenues or future capital raises, if any, will be able to support our long-term operations and repay our long-term debt obligations.

Commitments and Contractual Obligations

We have entered into various notes payable to finance our operations over the past three years. The majority of these notes were renegotiated in 2008.  These notes represent the bulk of our financial contractual obligations.  We entered into two new notes in 2009.  As a result of our failure to make required interest payments in April 2009, the bulk of our notes is in default and are now due and payable. The total amount of notes now currently due is $3,931,860 plus accrued interest.

All notes payable renegotiated in 2008 are subject to certain interest calculations that we are trying to renegotiate. The current interest calculations are made quarterly as a function of our stock price and the original principal balances of $4,384,197 (under the terms of the notes the accrued interest in 2008 was added to the principal balances as of December 31, 2008 to make the current principal balances $4,595,523).  If our stock price decreases, stays the same or increases less than 2.5% in any given quarter, the interest for the quarter is a minimum of 2.5% on the original principal balance (due to our default under these notes, the default annual interest rate of 18% now applies, so the minimum effective quarterly interest is now at 4.5% per quarter).   If our common stock price increases by more than 2.5% in any quarter, the current terms of the notes require us to pay the holders cash interest payments equal to the price change in our stock multiplied by 509,576,455.  This number of shares represents the cumulative number of “applicable shares” in all of the note agreements. As per the terms of the note agreements, the maximum interest rate is 25% per quarter (based on the original note balance).  We originally signed these note agreements, which superseded several old note agreements, with an addendum that stated we did not accept the interest rate calculations.  The addendum was not signed by the note holders, but they agreed in principle to adjust the interest calculations under the notes.  We are confident that the interest rates on the notes can be negotiated to a calculation that we feel is more reasonable. As stated in the addendum, we had an understanding with our note holders that the interest rate calculations would be adjusted by March 31, 2009.  However, on March 25, 2009, the Securities and Exchange Commission (“SEC”) froze the assets of The Nutmeg Group LLC and other related entities (“Nutmeg”).  Nutmeg holds the majority of our notes payable. We are not a party to the action, but this action by the SEC negated the ability of Nutmeg to continue with its negotiations to alter the interest calculations under the notes.  Because of this fact, we have accrued interest at a rate of up to 30% for the quarter ended March 31, 2009 under some of these note agreements.  The default interest rate of 18% was accrued in the quarters ended June 30, 2009 and September 30, 2009.  Although there is no guarantee, we expect to eventually have this interest calculation adjusted.  If we are able to renegotiate the note terms we will likely have an adjustment to this interest accrual which will be booked as a forgiveness of indebtedness.

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

The agreement with George Stevens was made through his company, Stevens Resource Group.  It was executed on April 1, 2008 and calls for Mr. Stevens to be our Chief Executive Officer.   This contract does not have a term and may be cancelled by either party with a 30-day notice. The contract calls for us to pay Mr. Stevens $7,000 per month. We may grant stock options and pay bonuses and we are required to pay Mr. Steven’s expenses associated with carrying out his duties.  If we cancel the contract, we are required to pay Mr. Stevens $84,000.  In conjunction with his services rendered to the Company, we issued Mr. Stevens 7,000,000 stock options. These stock options were issued in one million option blocks with exercise prices between $0.045 and $0.10.  The options have a 10-year term.

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

On May 15, 2008, we entered into a Master Development Contract with CSI Digital, Inc.  Under the terms of the contract CSI is paying us $1.5 million to integrate our technology into a set-top box.  We completed our work under this contract in June 2009.  We received $1.4 million from CSI Digital during the year ended December 31, 2008 and another $12,000 in 2009.  The remaining $88,000 is owed to us as of September 30, 2009.  We spent a total of $589,350 fulfilling our obligations under the contract. Upon our completion of the contract in June 2009, we recorded the net amount generated from the contract of $910,650 as revenues.

On May 17, 2008, we entered into a Contract for Consultancy with Diamond Apple, Ltd.  We contracted with Diamond Apple to assist us in the software development for the set-top box under the CSI Digital agreement mentioned above. We consider the amount paid to Diamond Apple proprietary information.

Our subsidiary, TeknoCreations, Inc., had one customer, Jack of All Games (Canada ), Inc. (“JOAG-C”) that accounted for 86.3% of its total sales in 2008 and 50.1% of sales in the nine months ended September 30, 2009.  Tekno entered into a Distribution Agreement with JOAG-C on March 12, 2008. The agreement appointed JOAG-C as a non-exclusive distributor for Tekno in Canada.  Tekno is to supply JOAG-C with product requests with payments due to Tekno in 45 days. Tekno can set prices and implement changes in prices with 60 days notice.  Tekno generated $1,378,386 in sales during the year ended December 31, 2008 and $210,412 in the nine months ended September 30, 2009 under the terms of this agreement.   During the quarter ended June 30, 2009, JOAG-C made returns of $433,933. As of September 30, 2009, JOAG-C owed Tekno $67,680.

Tekno entered into a Supplemental Vendor Purchase Agreement with D&H Distributing Company (“D&H”) on March 7, 2008. Tekno entered into this agreement to allow D&H to sell InCharge units to large format retailers, such as CompUSA, Wal-Mart, Sam’s Club, Office Max, Office Depot and Staples. Tekno is to pay D&H a marketing fee equal to the greater of 5% of net purchases or $3,000 per quarter.  D&H is required to pay for its purchases within 45 days and is due a volume rebate equal to 2% of purchases. Tekno generated $74,725 in sales during the year ended December 31, 2008 and $62,028 in the nine months ended September 30, 2009 under the terms of this agreement. As of September 30, 2009, D&H owed Tekno $5,784.

We purchase our InCharge units through a Chinese company, Ever Sparkle. We do not have a contract with them, but instead we issue purchase orders. Upon payment in full, we assume ownership of inventory when it departs China.

On July 1, 2009, the Company entered into a consulting agreement with Grant Stevens, the son of the Company’s CEO. The contract calls for Grant Stevens to act as sales manager for the Company at a fee of $4,000 per month.  He was also issued 500,000 shares of the Company’s restricted common stock (valued at $6,000) under the terms of the agreement. This contract can be cancelled by either party with 30 days notice.

OFF-BALANCE SHEET ARRANGEMENTS

Through September 30, 2009, we did not have any relationships with entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

ITEM 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(a) As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934). Based upon that evaluation, our CEO and CFO concluded, as of the date of such evaluation, that our disclosure controls and procedures were effective.  Subsequent  to the period ended June 30, 2009, the Company restated its financial statements for the years ended December 31, 2007 and 2008 and the quarterly period ended March 31, 2009 based on errors discovered related to warrants and options needing to be treated as liabilities rather than equity. This caused the Company to conclude its disclosure controls and procedures were not effective.  The Company implemented a new control procedure to analyze all equity and derivative issuances for potential liability.  Since the Company has corrected the errors, the Company now maintains that its disclosure controls and procedures (defined in Rule 13a-15(e) or 15(d)-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time frames specified in the Commission’s rules and forms) are effective ..

(b) Other than the changes discussed above, no changes were made in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.   However, as discussed above relating to the restatement, changes were made subsequent to June 30, 2009 to ensure the controls are now effective.

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

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 10, 2005, a judgment in the amount of $160,995 was entered into in Orange County, California. This judgment is payable to a former service provider of the Company who provided technology services in an abandoned business of the Company.  The provider has made no contact with the Company during the current management’s tenure.  The full amount has been booked as an accrued liability on the Company’s balance sheet as of September 30, 2009.  The statute of limitations in the state of California on such a judgment is ten years.

ITEM 1A.  RISK FACTORS

Not required as we are a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

On August 6, 2009, the Company issued 500,000 shares of common stock to Mark Kasok, due under his consulting agreement that was entered into on May 22, 2007.  This stock was due and payable at the date of the execution of the agreement and was valued at $8,250 on this date.  This is a value of $0.0165 per share, the value of the stock on May 22, 2007.  The Company had been carrying this amount as a payable to Mr. Kasok until the stock was issued.

On August 6, 2009, the Company issued 1,500,000 shares of common stock to two consultants for services. These shares were issued at $0.012 per share, the closing price of the stock on the date that the resolution was passed for this issuance (August 5, 2009).  The total value of these shares was equal to $18,000.  Of these shares, 500,000 were issued to Grant Stevens, the son of the CEO of the Company, under the terms of a consulting agreement with the Company.

On September 29, 2009, the Company issued 2,712,500 to an attorney for past services rendered to the Company and for a $5,000 retainer for October 2009. These shares were issued at $0.01 per share, the closing price of the stock on the date of issuance.  The total value of these shares was equal to $27,125.

On September 1, 2009, the Company agreed to issue 5,000,000 shares of its common stock to a note holder as part of a forbearance agreement. This stock was not issued until November 2009, but was deemed to have been issued on the date that the Company was contractually obligated to issue the shares. These shares were issued at $0.008 per share, the closing price of the stock on the date of the forbearance agreement.  The total value of these shares was equal to $40,000 and this amount was deducted as an interest expense.

Series B Convertible Preferred Stock

On September 21, 2009, the Company issued 1,200,000 shares of Series B Convertible Preferred Stock to its four officers in satisfaction of $36,000 owed by the Company and an additional $1.1m in compensation expense (a total valuation of $1,136,000). George Stevens, Bruce Palmer, Craig Erickson and Mark Kasok each received 400,000 shares of this stock. After the issuance of these shares, these four individuals had majority voting control of the Company.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

Index to Exhibits

No.	Description
3.1	Restated Articles of Incorporation*
3.2	Bylaws*
4.1	Form of Common Stock Certificate*
4.2	Certificate of Designation of the Rights and Preferences of the Series A Preferred Stock*
10.31	Amended Convertible Note with Physicians Healthcare Management Group, Inc. dated July 31, 2009
10.32	Common stock purchase warrant with Physicians Healthcare Management Group, Inc. dated July 31, 2009 for 25 million shares
10.33	Forbearance Agreement with Physicians Healthcare Management Group, Inc. dated July 31, 2009
10.34	Superseding Secured note between Micro Pipe Fund I, LLC and TeknoCreations, Inc. dated September 1, 2009 in the amount of $270,630
10.35	Superseding Secured note between Micro Pipe Fund I, LLC and AccessKey IP, Inc. dated September 1, 2009 in the amount of $205,402
10.36	Superseding note with The Melanie Altholtz Irrevocable Trust in the amount of $200,000 dated September 1, 2009
10.37	Forbearance Agreement with The Melanie Altholtz Irrevocable Trust dated September 1, 2009
21.1	Subsidiaries of the Registrant *
31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Previously filed with the Securities Exchange Commission as an Exhibit to the Registration Statement on Form 10, File No. 000-53664

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESSKEY IP, INC.

November 23, 2009	/s/ George Q. Stevens
George Q. Stevens
Chief Executive Officer and Chairman

November 23, 2009	/s/ Bruce M. Palmer
Bruce M. Palmer
President, Secretary and Chief Financial Officer